Form 10QSB
period 1996-03-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1996-05-15
CIK 883424

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 33-45291

                  Winthrop Miami Associates Limited Partnership
                  ---------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               Delaware                                04-3131735
     -----------------------------------    ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     One International Place, Boston, MA               02110
     -------------------------------        ------------------------------------
  (Address of principal executive office)            (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|




                                     1 of 10

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements.


Consolidated Balance Sheets (Unaudited)
                                                           March 31,    December 31,
                                                             1996           1995
Assets

Real Estate At Cost:
     Buildings and improvements, net of accumulated
        depreciation of $7,899,000 (1996) and
        $7,340,000 (1995)                                 $49,935,000    $49,554,000

Other Assets:
     Cash and cash equivalents                              8,190,000      6,708,000
     Tenant receivables                                        74,000        827,000
     Insurance proceeds                                          --          554,000
     Deferred rent receivable                               4,282,000      4,215,000
     Deferred costs, net of accumulated amortization of
         $914,000 (1996) and $862,000 (1995)                1,338,000      1,354,000
     Other restricted cash and cash equivalents             4,120,000      3,567,000
     Prepaid expenses and other assets                        327,000        368,000
     Restricted cash collateral                             2,996,000      4,829,000
                                                         ------------   ------------

         Total Assets                                     $71,262,000    $71,976,000
                                                         ============   ============

Liabilities and Partners' Capital

Liabilities:

Permanent loan                                            $36,800,000    $36,800,000
Accrued interest payable                                   14,393,000     13,619,000
Prepaid tenant rent                                           136,000        207,000
Accounts payable and accrued liabilities                    3,099,000      4,221,000
Accrued repairs                                               550,000        550,000
Due to affiliates                                              33,000         66,000
Security deposits                                             422,000        417,000
                                                         ------------   ------------

         Total Liabilities                                 55,433,000     55,880,000

                                                         ------------   ------------

Commitments

Minority interest                                           1,247,000      1,056,000
                                                         ------------   ------------

Partners' Capital (Deficit):

General Partner's deficit                                  (3,750,000)    (3,704,000)
Limited Partners' equity (270 units outstanding)           18,332,000     18,744,000
                                                         ------------   ------------

         Total Partners' Capital                           14,582,000     15,040,000
                                                         ------------   ------------

         Total Liabilities and Partners' Capital          $71,262,000    $71,976,000
                                                         ============   ============




                 See notes to consolidated financial statements.

                                     2 of 10

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB MARCH 31, 1996



Consolidated Statements of Operations (Unaudited)


                                                      For the Three Months Ended
                                                        March 31,     March 31,
                                                          1996          1995

Revenues:


     Rental income                                    $ 2,492,000   $ 2,274,000
     Interest                                              94,000        85,000
     Other                                                165,000       150,000
                                                      -----------   -----------

         Total Revenues                                 2,751,000     2,509,000
                                                      -----------   -----------

Expenses:

     Real estate taxes                                    378,000       445,000
     Payroll                                              130,000       121,000
     Utilities                                            271,000       227,000
     Repairs and maintenance                              143,000        91,000
     Advertising                                           22,000        26,000
     Insurance                                             37,000        24,000
     General and administrative                            98,000        83,000
     Security                                              74,000       108,000
     Cleaning                                              63,000       106,000
     Management fees                                      174,000        98,000
     Interest                                           1,074,000     1,281,000
     Lease costs and rental expense                       206,000       211,000
     Depreciation                                         559,000       463,000
     Amortization                                          52,000        61,000
                                                      -----------   -----------

         Total Expenses                                 3,281,000     3,345,000
                                                      -----------   -----------

Loss before minority interest                            (530,000)     (836,000)

Minority interest in loss                                  72,000       110,000
                                                      -----------   -----------

Net loss                                              $  (458,000)  $  (726,000)
                                                      ===========   ===========


Net loss per unit of Limited Partnership Interest     $ (1,525.93)  $ (2,418.52)
                                                      ===========   ===========




                 See notes to consolidated financial statements.

                                     3 of 10

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB MARCH 31, 1996



Consolidated Statement of Changes in Partners' Capital (Deficit) (Unaudited)



                                     Limited          General
                                    Partners'        Partner's
                                     Equity           Deficit          Total

Balance - December 31, 1995        $ 18,744,000    $ (3,704,000)   $ 15,040,000

Net loss                               (412,000)        (46,000)       (458,000)
                                   ------------    ------------    ------------

Balance - March 31, 1996           $ 18,332,000    $ (3,750,000)   $ 14,582,000
                                   ============    ============    ============




                 See notes to consolidated financial statements.

                                     4 of 10

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB MARCH 31, 1996



Consolidated Statements of Cash Flows (Unaudited)

                                                        For the Three Months Ended
                                                          March 31,      March 31,
                                                            1996           1995

Cash Flows from Operating Activities:

Net loss                                                $  (458,000)  $  (726,000)
Minority interest in loss                                   (72,000)     (110,000)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation                                           559,000       463,000
     Amortization                                            52,000        61,000
     Recovery of bad debt expense                          (149,000)         --
Changes in assets and liabilities:
     Deferred rent receivable                               (67,000)     (498,000)
     Amounts due to affiliates                              (33,000)        5,000
     Accounts payable, accrued
       liabilities and security deposits                 (1,117,000)     (452,000)
     Prepaid tenant rent                                    (71,000)     (100,000)
     Accrued interest                                       774,000     1,036,000
     Tenant receivables                                     902,000       711,000
     Insurance proceeds                                     554,000          --
     Prepaid expenses and other assets                       41,000       203,000
                                                        -----------   -----------

Net cash provided by operating activities                   915,000       593,000
                                                        -----------   -----------

Cash Flows From Investing Activities:

     Increase in restrictive cash                          (553,000)         --
     Deferred costs                                         (36,000)     (587,000)
     Additions to building and improvements                (940,000)     (208,000)
                                                        -----------   -----------

Cash used in investing activities                        (1,529,000)     (795,000)
                                                        -----------   -----------

Cash Flows From Financing Activities:

     Minority interest capital contributions received       263,000       115,000
     Net withdrawals from mortgage escrow                 1,833,000       767,000

                                                        -----------   -----------

Cash provided by financing activities                     2,096,000       882,000
                                                        -----------   -----------

Net increase in cash and cash equivalents                 1,482,000       680,000

Cash and cash equivalents, beginning of period            6,708,000     5,834,000
                                                        -----------   -----------

Cash and cash equivalents, end of period                $ 8,190,000   $ 6,514,000
                                                        ===========   ===========

Supplemental disclosure of cash flow information -
     Cash paid for interest                             $   300,000   $      --
                                                        ===========   ===========




                 See notes to consolidated financial statements.

                                     5 of 10

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10 - QSB MARCH 31, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Settlement Agreement

         In February 1996 the Operating Partnerships settled a lawsuit, which had commenced in 1993, with a defaulted tenant, ("Great Western"). The Operating Partnerships had taken the position that Great Western's lease is a net lease. Great Western took the position that its lease was a full service net lease. Great Western had withheld operating escalation charges billed to it during 1994, 1993, and 1992. Unable to resolve this dispute with Great Western, the Operating Partnerships commenced legal action against Great Western. Great Western, filed a counter lawsuit regarding certain lease violations by the Operating Partnerships. In February 1996, the parties entered into a negotiated settlement agreement whereby the tenant agreed to pay the Operating Partnerships approximately $950,000 of which $250,000 is contingent upon completion of certain building improvements and signage installation. Their lease was also restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year. In the first quarter of 1996, the Operating Partnerships received approximately $725,000.

3.       Related Party Transactions

         Management and leasing fees are paid to an affiliate of the general partner and are based on 6% of cash receipts. Fees of $174,000 were earned by affiliates during the period ending March 31,1996.


         The Operating Partnerships owed affiliates $33,000 at March 31, 1996 as reimbursement for various costs incurred in the ordinary course of operations.




                                     6 of 10

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10 - QSB MARCH 31, 1996



Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The Registrant's sole assets are its approximately 88% interest in each of Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"). Miami Tower and Miami Retail own a 37-story commercial office building located in Miami, Florida and a ground floor retail arcade located in the same building, respectively (the "Property").

         The Registrant's primary source of revenue is distributions from the cash flow of Miami Tower and Miami Retail (collectively, the "Operating Partnerships"). There were no distributions received from the Operating Partnerships during the first quarter of 1996. The Registrant used cash reserves to satisfy administrative and other expenses during the three months ended March 31, 1996.

         The Registrant's and the Operating Partnerships' level of liquidity, on a consolidated basis, increased $1,482,000 during the first quarter of 1996 due to $2,096,000 of cash provided by financing activities and $915,000 of cash provided by operating activities, which was partially offset by $1,529,000 of cash used in investing activities. The increase in cash is primarily attributable to the withdrawal of approximately $1,800,000 from an escrow account of which $940,000 was used for capital improvements and the receipt of approximately $725,000 from Great Western (see Item 1, Note 2). The Registrant invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

         In addition to unrestricted cash, the Registrant maintains an escrow account, as required under the loan documents for the debt encumbering the Property (the "Permanent Loan"). The escrow account was established to fund permitted escrow uses and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At March 31, 1996, the balance in this account was $2,996,000.

         On October 14, 1994, the Property's fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, Miami Tower settled its insurance claim relating to its damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000, all of which was received by March 31, 1996. Under the terms of the Permanent

         Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at March 31, 1996 was approximately $3,345,000. The repair and maintenance work associated with the damage has been substantially completed; however, the structural buildout is only in its initial phase and is expected to be paid from the remaining funds in the escrow account. No other significant capital improvements are planned in the near future for the Property other than tenant improvements which are incidental to the leasing-up of the Property.




                                     7 of 10

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10 - QSB MARCH 31, 1996



Item 2.  Management's Discussion and Analysis or Plan of Operations


         Liquidity and Capital Resources (Continued)

         In December 1995, the RTC notified the Operating Partnerships that an event of default existed under the Permanent Loan encumbering the properties due to the net worth of Winthrop Financial Associates ("WFA") being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this event of default if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the event of default can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. The Registrant has engaged an independent appraisal firm, approved by the RTC, in compliance with the aforementioned provision.

         Results of Operations

         Operating results, before minority interest, improved by $306,000 for the three months ended March 31, 1996, as compared to 1995, due to an increase in revenues of $242,000 and a decrease in expenses of $64,000.

         Revenues increased by $242,000 for the three months ended March 31, 1996, as compared to 1995, due to increases in rental income of $218,000, interest income of $9,000 and other income of $15,000. Rental revenues increased due to an increase in occupancy from 82% in March 1995 to 85% in March 1996 coupled with an increase in rental rates. Interest income increased by $9,000 due to an increase in average working capital reserves available for investment.

         Expenses decreased by $64,000 due to decreases in interest expense ($207,000), real estate taxes ($67,000), cleaning ($43,000), security ($34,000), amortization ($9,000), lease costs and rental expense ($5,000) and advertising ($4,000), which were partially offset by increases in depreciation ($96,000), management fees ($76,000), repairs and maintenance ($52,000), utilities ($44,000), general and administrative ($15,000), insurance ($13,000) and payroll ($9,000).

         Management fees are based on cash collected. The increase in management fees in the first quarter of 1996 is due to Great Western payment of monies owed and the increase in rents since the first quarter of 1995.





                                     8 of 10

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10 - QSB MARCH 31, 1996

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


     (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

     (b)  Reports on Form 8K: No report on Form 8-K was filed during the period.



                                     9 of 10

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10 - QSB MARCH 31, 1996



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                           (Registrant)

                                 BY:   ONE INTERNATIONAL ASSOCIATES
                                       LIMITED PARTNERSHIP,
                                       ITS GENERAL PARTNER

                                       BY:   ONE INTERNATIONAL, INC.
                                             ITS GENERAL PARTNER



DATED: May 15, 1996                    BY:   /S/ Michael L. Ashner
                                             ---------------------
                                             Michael L. Ashner
                                             Chief Executive Officer


DATED: May 15, 1996                    BY:   /S/ Edward V. Williams
                                             ----------------------
                                             Edward V. Williams
                                             Chief Financial Officer


                                    10 of 10