Form 10QSB
period 1996-06-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1996-08-14
CIK 883424

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                  (Mark One)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 33-45291

                 Winthrop Miami Associates Limited Partnership
       (Exact name of small business issuer as specified in its charter)

              Delaware                                 04-3131735
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

  One International Place, Boston, MA                     02110
 (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                    1 of 11

     WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

                           PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                        June 30,    December 31,
                                                          1996         1995
                                                       -----------  -----------
Assets

Real Estate At Cost:
  Buildings and improvements, net of accumulated
     depreciation of $8,458 (1996) and $7,340 (1995)   $   48,867   $   49,554

Other Assets:
  Cash and cash equivalents                                 8,019        6,708
  Tenant receivables                                           54          826
  Insurance proceeds                                            -          554
  Deferred rent receivable                                  4,348        4,215
  Deferred costs, net of accumulated amortization of
      $1,015 (1996) and $862 (1995)                         1,289        1,355
  Other restricted cash and cash equivalents                4,373        3,567
  Prepaid expenses and other assets                           223          368
  Restricted cash collateral                                2,627        4,829
                                                       -----------  -----------
    Total Assets                                       $   69,800   $   71,976
                                                       ===========  ===========
Liabilities and Partners' Capital

Liabilities:

Permanent loan                                         $   36,800   $   36,800
Accrued interest payable                                   14,907       13,619
Prepaid tenant rent                                            53          207
Accounts payable and accrued liabilities                    2,474        4,221
Accrued repairs                                                 -          550
Due to affiliates                                              40           66
Security deposits                                             452          417
                                                       -----------  -----------
    Total Liabilities                                      54,726       55,880
                                                       -----------  -----------
Commitments

Minority interest                                           1,196        1,056
                                                       -----------  -----------
Partners' Capital (Deficit):

General Partner's deficit                                  (3,820)      (3,704)
Limited Partners' equity (270 units outstanding)           17,698       18,744
                                                       -----------  -----------
    Total Partners' Capital                                13,878       15,040
                                                       -----------  -----------
    Total Liabilities and Partners' Capital            $   69,800   $   71,976
                                                       ===========  ===========

                See notes to consolidated financial statements.

                                    2 of 11

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                     For the Six Months Ended
                                                  June 30, 1996   June 30, 1995
                                                  -------------   -------------
Revenues:


  Rental income                                     $    5,023      $    4,592
  Interest                                                 264             243
  Other                                                    203             390
                                                  -------------   -------------
    Total Revenues                                       5,490           5,225
                                                  -------------   -------------
Expenses:

  Real estate taxes                                        736             861
  Payroll                                                  273             254
  Utilities                                                509             458
  Repairs and maintenance                                  326             489
  Advertising                                               72              63
  Insurance                                                 75              50
  General and administrative                               239             215
  Security                                                 175             192
  Cleaning                                                 242             231
  Management fees                                          303             195
  Interest                                               2,198           2,094
  Lease costs and rental expense                           411             418
  Depreciation                                           1,118             926
  Amortization                                             153             123
                                                  -------------   -------------
    Total Expenses                                       6,830           6,569
                                                  -------------   -------------
Loss before minority interest                           (1,340)         (1,344)

Minority interest in loss                                  178             186
                                                  -------------   -------------
Net loss                                            $   (1,162)     $   (1,158)
                                                  =============   =============
Net loss per unit of Limited Partnership Interest   $(3,874.07)     $(3,859.26)
                                                  =============   =============

                See notes to consolidated financial statements.

                                    3 of 11

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

               Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                    For the Three Months Ended
                                                  June 30, 1996    June 30, 1995
                                                  -------------   -------------
Revenues:


  Rental income                                     $    2,531      $    2,318
  Interest                                                 170             158
  Other                                                     38             240
                                                  -------------   -------------
    Total Revenues                                       2,739           2,716
                                                  -------------   -------------
Expenses:

  Real estate taxes                                        358             416
  Payroll                                                  143             133
  Utilities                                                238             231
  Repairs and maintenance                                  183             398
  Advertising                                               50              37
  Insurance                                                 38              26
  General and administrative                               141             132
  Security                                                 101              84
  Cleaning                                                 179             125
  Management fees                                          129              97
  Interest                                               1,124             813
  Lease costs and rental expense                           205             207
  Depreciation                                             559             463
  Amortization                                             101              62
                                                  -------------   -------------
    Total Expenses                                       3,549           3,224
                                                  -------------   -------------
Loss before minority interest                             (810)           (508)

Minority interest in loss                                  106              76
                                                  -------------   -------------
Net loss                                            $     (704)     $     (432)
                                                  =============   =============
Net loss per unit of Limited Partnership Interest   $(2,348.15)     $(1,440.74)
                                                  =============   =============

                See notes to consolidated financial statements.

                                    4 of 11

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996


Consolidated Statement of Changes in Partners' Capital (Deficit) (Unaudited)

(In Thousands, Except Unit Data)

                              Units of
                               Limited      Limited      General
                             Partnership   Partners'    Partner's
                              Interest      Equity       Deficit       Total
                             -----------  -----------  -----------  -----------
Balance - December 31, 1995         270    $  18,744    $  (3,704)   $  15,040

Net loss                              -       (1,046)        (116)      (1,162)
                             -----------  -----------  -----------  -----------
Balance - June 30, 1996             270    $  17,698    $  (3,820)   $  13,878
                             ===========  ===========  ===========  ===========


                See notes to consolidated financial statements.

                                    5 of 11

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996


Consolidated Statements of Cash Flows (Unaudited)

                                                                      For the Six Months Ended
(In Thousands)                                                     June 30, 1996    June 30, 1995
                                                                   -------------    -------------
Cash Flows from Operating Activities:

Net loss                                                            $   (1,162)      $   (1,158)
Minority interest in loss                                                 (178)            (186)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation                                                           1,118              926
  Amortization                                                             153              123
  Recovery of bad debt expense                                            (117)               -
Changes in assets and liabilities:
  Deferred rent receivable                                                (133)            (986)
  Amounts due to affiliates                                                (26)               -
  Accounts payable, accrued
    liabilities and security deposits                                   (2,262)            (288)
  Prepaid tenant rent                                                     (154)             (97)
  Accrued interest                                                       1,288            2,093
  Tenant receivables                                                       889              439
  Insurance proceeds                                                       554                -
  Prepaid expenses and other assets                                        145              223
                                                                   -------------    -------------

Net cash provided by operating activities                                  115            1,089
                                                                   -------------    -------------
Cash Flows From Investing Activities:

  Increase in restricted cash                                             (806)               -
  Deferred costs                                                           (87)            (617)
  Additions to building and improvements                                  (431)            (255)
                                                                   -------------    -------------
Cash used in investing activities                                       (1,324)            (872)
                                                                   -------------    -------------
Cash Flows From Financing Activities:

  Minority interest capital contributions received                         318              132
  Net withdrawals from mortgage escrow                                   2,202            1,400
  Increase in building repair escrow, net of accrued liability               -             (309)
                                                                   -------------    -------------
Cash provided by financing activities                                    2,520            1,223
                                                                   -------------    -------------
Net increase in cash and cash equivalents                                1,311            1,440

Cash and cash equivalents, beginning of period                           6,708            5,834
                                                                   -------------    -------------
Cash and cash equivalents, end of period                            $    8,019       $    7,274
                                                                   =============    =============
Supplemental disclosure of cash flow information -
  Cash paid for interest                                            $      910       $        2
                                                                   =============    =============

                See notes to consolidated financial statements.

                                    6 of 11

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

     The results of operations for the six and three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Settlement Agreement

     In February 1996 the Operating Partnerships settled a lawsuit, which had commenced in 1993, with Great Western Bank ("Great Western"). The Operating Partnerships had taken the position that Great Western's lease is a net lease. Great Western took the position that its lease was a full service lease. Great Western had withheld operating escalation charges billed to it during 1994, 1993, and 1992. Unable to resolve this dispute with Great Western, the Operating Partnerships commenced legal action against Great Western. Great Western, filed a counter lawsuit regarding certain lease violations by the Operating Partnerships. In February 1996, the parties entered into a negotiated settlement agreement whereby the tenant agreed to pay the Operating Partnerships approximately $950,000, of which $250,000 is contingent upon completion of certain building improvements and signage installation. Their lease was also restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year. The Partnership expects to receive final payment in early fourth quarter of 1996.

3.   Accounting Change

     On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.


4.   Related Party Transactions

     Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Fees of $303,000 were earned by affiliates during the period ending June 30,1996.

     The Operating Partnerships owed affiliates of the General Partner $40,000 at June 30, 1996 as reimbursement for various costs incurred in the ordinary course of operations.

                                      7 of 11

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

Item 2.   Management's Discussion and Analysis or Plan of Operation

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          The Registrant's sole assets are its approximately 88% interest in each of Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"). Miami Tower and Miami Retail (collectively, the "Operating Partnerships") own a 37-story commercial office building located in Miami, Florida and a ground floor retail arcade located in the same building, respectively (the "Property"). Miami Tower and Miami Retail (collectively, the "Operating Partnerships") generate rental revenue from the Property and are responsible for the Property's operating expenses, administrative expenses, debt service and capital improvements. No distributions were made to partners in 1995 or 1996 and none are anticipated at this time.

          The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. There were no distributions received from the Operating Partnerships during the six months ended June 30, 1996. The Registrant used cash reserves to satisfy administrative and other expenses during the six months ended June 30, 1996.

          The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, increased $1,311,000 during the six months ended June 30, 1996, as compared to December 31, 1995, as the $2,520,000 of cash provided by financing activities and $115,000 of cash provided by operating activities was partially offset by $1,324,000 of cash used in investing activities. Cash provided by financing activities consisted of $2,202,000 of withdrawals from the mortgage escrow and $318,000 of minority interest capital contributions. Cash used in investing activities consisted of an $806,000 increase in restricted cash, $431,000 of additions to building and improvements and $87,000 of deferred costs paid. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

          In addition to unrestricted cash, the Registrant maintains an escrow account, as required under the loan documents for the debt encumbering the Property (the "Permanent Loan"). The escrow account was established to fund certain capital and other approved expenditures, including leasing costs, and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At June 30, 1996, the balance in this account was $2,627,000.


          On October 14, 1994, the Property s fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, Miami Tower settled its insurance claim relating to its damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000, all of which was received by June 30, 1996. Under the terms of the Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at June 30, 1996 was approximately $3,195,000. The repair and maintenance work associated with the damage and the structural buildout is substantially complete. The remaining funds in the escrow account will be used for tenant improvements, as the property is leased up. No other significant capital improvements are planned in the near future for the Property other than tenant improvements

                                    8 of 11

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

Item 2.   Management's Discussion and Analysis or Plan of Operations

          Liquidity and Capital Resources (Continued)

          which are incidental to the leasing-up of the Property.

          The Property is encumbered by a participating loan in the amount of $36,800,000. Minimum interest payments of 7% per annum will be required beginning November 1996. It is anticipated that cash flow from operations will be sufficient to satisfy the required minimum interest payments. In December 1995, the RTC notified the Operating Partnerships that an event of default existed under the Permanent Loan encumbering the properties due to the net worth of Winthrop Financial Associates ("WFA") being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this event of default if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the event of default can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. The Registrant is in the process of obtaining an independent appraisal, which is satisfactory to the RTC, in compliance with the aforementioned provision. In the event the appraised value and WFA's net worth are not sufficient to cure the deficiency, and WFA does not deposit with the RTC the amount required to cure the deficiency, the RTC has the option, among other remedies, to accelerate the maturity of the permanent loan and make all amounts under the loan immediately due and payable.

          Results of Operations

          Operating results, before minority interest, improved by $4,000 for the six months ended June 30, 1996 and declined by $302,000 for the three months ended June 30, 1996, respectively, as compared to 1995. The increase of $4,000 for the six months ended June 30, 1996 is due to increases in revenues of $265,000 and expenses of $261,000. The decline for the three month period is primarily the result of an underaccrual of interest expense in the 1995 period.

          Revenues for the six months ended June 30, 1996, as compared to 1995, increased due to an increase in rental income of $431,000 and interest income of $21,000, which was partially offset by a decrease in other income of $187,000. Rental revenues increased due to an increase in occupancy from 78% in June 1995 to 83% in June 1996 coupled with an increase in rental rates. Interest income increased due to an increase in average working capital reserves available for investment. Other income declined due to a decrease in operating escalation billbacks primarily relating to the Great Western lease.


          Expenses for the six months ended June 30, 1996, as compared to 1995, increased by $261,000 due to increases in depreciation ($192,000), management fees ($108,000), interest expense ($104,000), utilities ($51,000), amortization ($30,000), insurance ($25,000), general and administrative ($24,000), payroll ($19,000), cleaning ($11,000) and advertising ($9,000) which were partially offset by decreases in repairs and maintenance ($163,000), real estate taxes ($125,000), security ($17,000) and lease costs and rental expenses ($7,000). The increase in interest expense was attributable to the compounding of interest on the mortgage note. Depreciation expense increased due to an increase in tenant improvements. Real estate taxes decreased due to an overaccrual in the prior comparative period.

                                    9 of 11

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996

                          PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.


       (a)    Exhibits

              27. Financial Data Schedule.

       (b)    Reports on Form 8K:

              No report on Form 8-K was filed during the period.


                                   10 of 11

  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP - FORM 10-QSB JUNE 30, 1996



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



                                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                                   (Registrant)

                                       BY:      ONE INTERNATIONAL ASSOCIATES
                                                LIMITED PARTNERSHIP,
                                                ITS GENERAL PARTNER

                                                BY:     ONE INTERNATIONAL, INC.
                                                        ITS GENERAL PARTNER



                                                BY:     /S/ Michael L. Ashner
                                                        -----------------------
                                                        Michael L. Ashner
                                                        Chief Executive Officer


                                                BY:     /S/ Edward V. Williams
                                                        -----------------------
                                                        Edward V. Williams
                                                        Chief Financial Officer



                                                        DATED: August 13, 1996

                                   11 of 11