Form 10QSB
period 1996-09-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1996-11-19
CIK 883424

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996
                                                -------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission file number 33-45291
                                               --------

                 Winthrop Miami Associates Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      04-3131735
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  One International Place, Boston, MA                           02110
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600
                                                          --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                       -----     -----

                                    1 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except  Unit Data)
                                                              September 30,       December 31,
                                                                   1996               1995
                                                                 --------           --------
Assets
Real Estate At Cost:
     Buildings and improvements, net of accumulated
        depreciation of $9,017 (1996) and $7,340 (1995)          $ 49,104           $ 49,554

Other Assets:
     Cash and cash equivalents                                      8,655              6,708
     Tenant receivables                                                62                826
     Insurance proceeds                                                --                554
     Deferred rent receivable                                       4,425              4,215
     Deferred costs, net of accumulated amortization of
         $1,093 (1996) and $862 (1995)                              1,350              1,355
     Restricted cash and cash equivalents                           5,333              8,396
     Prepaid expenses and other assets                                281                368
                                                                 --------           --------

         Total Assets                                            $ 69,210           $ 71,976
                                                                 ========           ========

Liabilities and Partners' Capital

Liabilities:

Permanent loan                                                   $ 36,800           $ 36,800
Accrued interest payable                                           15,682             13,619
Prepaid tenant rent                                                   150                207
Accounts payable and accrued liabilities                            1,300              4,221
Accrued repairs                                                        --                550
Due to affiliates                                                      48                 66
Security deposits                                                     487                417
                                                                 --------           --------

         Total Liabilities                                         54,467             55,880
                                                                 --------           --------


Commitments

Minority interest                                                   1,336              1,056
                                                                 --------           --------

Partners' Capital (Deficit):

General Partner's deficit                                          (3,867)            (3,704)
Limited Partners' equity (270 units outstanding)                   17,274             18,744
                                                                 --------           --------

         Total Partners' Capital                                   13,407             15,040
                                                                 --------           --------

         Total Liabilities and Partners' Capital                 $ 69,210           $ 71,976
                                                                 ========           ========

                See notes to consolidated financial statements.

                                    2 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except  Unit Data)
                                                             For the Nine Months Ended
                                                          September 30,      September 30,
                                                               1996               1995
                                                           -----------        -----------
Revenues:

     Rental income                                         $     7,564        $     6,998
     Interest                                                      389                468
     Other                                                         541                562
     Insurance income                                               --              1,257
                                                           -----------        -----------

         Total Revenues                                          8,494              9,285
                                                           -----------        -----------

Expenses:

     Real estate taxes                                           1,102              1,271
     Payroll                                                       396                370
     Utilities                                                     862                720
     Repairs and maintenance                                       502                703
     Advertising                                                   112                 84
     Insurance                                                     112                 75
     General and administrative                                    317                272
     Security                                                      292                286
     Cleaning                                                      388                355
     Management fees                                               436                300
     Interest                                                    3,317              2,937
     Lease costs and rental expense                                632                628
     Depreciation                                                1,677              1,389
     Amortization                                                  231                184
                                                           -----------        -----------

         Total Expenses                                         10,376              9,574
                                                           -----------        -----------

Loss before minority interest                                   (1,882)              (289)

Minority interest in loss                                          249                 67
                                                           -----------        -----------

Net loss                                                   $    (1,633)       $      (222)

                                                           ===========        ===========

Net loss allocated:

   General Partner                                         $      (163)       $       (22)

   Limited Partners                                             (1,470)              (200)
                                                           -----------        -----------

                                                           $    (1,633)       $      (222)
                                                           ===========        ===========

Net loss per unit of Limited Partnership Interest          $ (5,444.44)       $   (740.74)
                                                           ===========        ===========

                See notes to consolidated financial statements.

                                    3 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except  Unit Data)
                                                                      For the Three Months Ended
                                                                    September 30,     September 30,
                                                                         1996              1995
                                                                     -----------       -----------
Revenues:

     Rental income                                                   $     2,541       $     2,406
     Interest                                                                125               225
     Other                                                                   338               173
     Insurance income                                                         --             1,257
                                                                     -----------       -----------

         Total Revenues                                                    3,004             4,061
                                                                     -----------       -----------

Expenses:

     Real estate taxes                                                       366               410
     Payroll                                                                 123               116
     Utilities                                                               353               262
     Repairs and maintenance                                                 176               214
     Advertising                                                              40                21
     Insurance                                                                37                25
     General and administrative                                               78                57
     Security                                                                117                94
     Cleaning                                                                146               124
     Management fees                                                         133               105
     Interest                                                              1,119               843
     Lease costs and rental expense                                          221               210
     Depreciation                                                            559               463
     Amortization                                                             78                61
                                                                     -----------       -----------

         Total Expenses                                                    3,546             3,005
                                                                     -----------       -----------

(Loss) income before minority interest                                      (542)            1,056

Minority interest in loss (income)                                            71              (119)
                                                                     -----------       -----------

Net (loss) income                                                    $      (471)      $       937

                                                                     ===========       ===========

Net (loss) income allocated:

   General Partner                                                   $       (47)      $        94

   Limited Partners                                                         (424)              843
                                                                     -----------       -----------

                                                                     $      (471)      $       937
                                                                     ===========       ===========

Net (loss)  income per unit of Limited Partnership Interest          $ (1,570.37)      $  3,122.22
                                                                     ===========       ===========

                See notes to consolidated financial statements.

                                    4 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statement of Changes in Partners' Capital (Deficit) (Unaudited)

(In Thousands, Except Unit Data)
                                                  Units of
                                                  Limited             Limited              General
                                                Partnership          Partners'            Partner's
                                                  Interest             Equity              Deficit                Total
                                              ----------------   ------------------   ------------------   -------------------

Balance - December 31, 1995                                270   $           18,744   $           (3,704)  $            15,040

Net loss                                                    --               (1,470)                (163)               (1,633)
                                              ----------------   ------------------   ------------------   -------------------

Balance - September 30, 1996                               270   $           17,274   $           (3,867)  $            13,407
                                              ================   ==================   ==================   ===================

                See notes to consolidated financial statements.

                                    5 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 1996

Consolidated Statements of Cash Flows (Unaudited)
                                                                             For the Nine Months Ended
(In Thousands)                                                            September 30,     September 30,
                                                                              1996              1995
                                                                           -----------       -----------
Cash Flows from Operating Activities:

Net loss                                                                   $    (1,633)      $      (222)
Minority interest in loss                                                         (249)              (67)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation                                                                1,677             1,389
     Amortization                                                                  231               184
     Recovery of bad debt expense                                                 (117)               --
     Deferred rent receivable                                                     (210)           (1,478)
Changes in assets and liabilities:
     Amounts due to affiliates                                                     (18)               --
     Accounts payable, accrued
       liabilities and security deposits                                        (3,401)              120
     Prepaid tenant rent                                                           (57)             (122)
     Accrued interest                                                            2,063             1,638
     Tenant receivables                                                            881               348
     Insurance proceeds                                                            554                --
     Prepaid expenses and other assets                                              87               253
                                                                           -----------       -----------

Net cash (used in) provided by operating activities                               (192)            2,043
                                                                           -----------       -----------

Cash Flows From Investing Activities:

     Decrease in restricted cash and cash equivalents                            3,063             1,553
     Deferred costs                                                               (226)             (643)
     Additions to building and improvements                                     (1,227)             (418)
                                                                           -----------       -----------

Net cash used in investing activities                                            1,610               492
                                                                           -----------       -----------

Cash Flows From Financing Activities:

     Minority interest capital contributions received                              529               153
     Increase in building repair escrow, net of accrued liability                   --               (82)
                                                                           -----------       -----------


Net cash provided by financing activities                                          529                71
                                                                           -----------       -----------

Net increase in cash and cash equivalents                                        1,947             2,606

Cash and cash equivalents, beginning of period                                   6,708             5,834
                                                                           -----------       -----------

Cash and cash equivalents, end of period                                   $     8,655       $     8,440
                                                                           ===========       ===========

Supplemental disclosure of cash flow information -
     Cash paid for interest                                                $     1,254       $     1,292
                                                                           ===========       ===========

                See notes to consolidated financial statements.

                                    6 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

     The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Settlement Agreement

     In February 1996 the Operating Partnerships settled a lawsuit, which had commenced in 1993, with Great Western Bank ("Great Western"). The Operating Partnerships had taken the position that Great Western's lease is a net lease. Great Western took the position that its lease was a full service lease. Great Western had withheld operating escalation charges billed to it during 1994, 1993, and 1992. Unable to resolve this dispute with Great Western, the Operating Partnerships commenced legal action against Great Western. Great Western, filed a counter lawsuit regarding certain lease violations by the Operating Partnerships. In February 1996, the parties entered into a negotiated settlement agreement whereby the tenant agreed to pay the Operating Partnerships approximately $950,000, of which $250,000 was contingent upon completion of certain building improvements and signage installation. Their lease was also restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year. The Partnership received the final payment during the third quarter of 1996. For the three months ended September 30, 1996, the $250,000 final payment, which was previously fully reserved for in 1995, was recorded as other income.

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

4.   Related Party Transactions

     Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Fees of $436,000 were earned by affiliates during the period ending September 30,1996.

     The Operating Partnerships owed affiliates of the General Partner $48,000 at September 30, 1996 as reimbursement for various costs incurred in the ordinary course of operations.

                                    7 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

Item 2.   Management's Discussion and Analysis or Plan of Operation

          This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

          Liquidity and Capital Resources

          The Registrant's sole assets are its approximately 88% interest in each of Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"). Miami Tower and Miami Retail (collectively, the "Operating Partnerships") own a 37-story commercial office building located in Miami, Florida and a ground floor retail arcade located in the same building, respectively (the "Property"). Miami Tower and Miami Retail (collectively, the "Operating Partnerships") generate rental revenue from the Property and are responsible for the Property's operating expenses, administrative expenses, debt service and capital improvements. No distributions were made to partners in 1995 or 1996 and none are anticipated to be made in this fiscal year.

          The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. There were no distributions received from the Operating Partnerships during the nine months ended September 30, 1996. The Registrant used cash reserves to satisfy administrative and other expenses during the nine months ended September 30, 1996.

          The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, increased $1,947,000 during the nine months ended September 30, 1996, as compared to December 31, 1995, as the

          $529,000 of cash provided by financing activities and $1,610,000 of cash provided by investing activities was only slightly offset by $192,000 of cash used in operating activities. Cash provided by financing activities consisted of $529,000 of minority interest capital contributions. Cash provided by investing activities consisted of a $3,063,000 decrease in restricted cash, which was offset by $1,227,000 of additions to building and improvements and $226,000 of deferred leasing commissions paid. The $3,063,000 decrease in restricted cash consists of the payment of real estate taxes, building and tenant improvements. Net cash used in operating activities included approximately $2,300,000 of cash used for the payment of accrued tenant improvements. The recovery of bad debt expense reflects the collection of the Great Western receivable which had previously been reserved for. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

          In addition to unrestricted cash, the Registrant maintains an escrow account, as required under the loan documents for the debt encumbering the Property (the "Permanent Loan"). The escrow account was established to fund certain capital and other approved expenditures, including leasing costs, and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At September 30, 1996, the balance in this account was $1,142,000 and is included in restricted cash and cash equivalents.

          On October 14, 1994, the Property's fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, Miami Tower settled its insurance claim relating to its damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000, all of which was received by September 30, 1996. Under the terms of the Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at September 30, 1996 was approximately $2,619,000 and is included in restricted cash and cash equivalents. The repair and maintenance

                                    8 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

Item 2.   Management's Discussion and Analysis or Plan of Operations

          Liquidity and Capital Resources (Continued)

          work associated with the damage and the structural buildout is complete. The remaining funds in the escrow account will be used for tenant improvements, as the property is leased up. No other significant capital improvements are planned in the near future for the Property other than tenant improvements which are incidental to the leasing-up of the Property.

          The Property is encumbered by a participating loan in the amount of $36,800,000, plus approximately $15,700,000 of accrued interest. Minimum interest payments of 7% per annum will be required beginning November 1996. Based on current projections of the Property's operations, it is anticipated that cash flow from operations will be sufficient to satisfy the required minimum interest payments for 1996 and 1997. In December 1995, the RTC notified the Operating Partnerships that an event of default existed under the Permanent Loan encumbering the properties due to the net worth of Winthrop Financial Associates ("WFA") being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this event of default if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the event of default can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. The RTC is in process of obtaining their own appraisal to determine compliance with the aforementioned provision. The Registrant believes, based on its understanding of the market value of similar properties, that the property should have an appraised value sufficient to cure the default. In the event the appraised value and WFA's net worth are not sufficient to cure the deficiency, and WFA does not deposit with the RTC the amount required to cure the deficiency, the RTC has the option, among other remedies, to accelerate the maturity of the permanent loan and make all amounts under the loan immediately due and payable, in which case the Registrant's property could be lost through foreclosure.

          Results of Operations

          Operating results, before minority interest, declined by $1,593,000 for the nine months ended September 30, 1996 and by $1,598,000 for the three months ended September 30, 1996, respectively, as compared to 1995. The decrease for the nine and three months ended September 30, 1996 is primarily due to insurance income of $1,257,000 recognized in the third quarter of 1995.

          Revenues, before insurance income, improved by $466,000 for the nine months ended September 30, 1996, as compared to 1995, due to an increase in rental income of $566,000, which was partially offset by decreases in interest income of $79,000 and other income of $21,000. Rental revenues increased due to an increase in occupancy from 78% in September 1995 to 83% in September 1996 coupled with an increase in rental rates. Registrant executed new leases covering 14,704 square feet of space during the nine months ended September 30, 1996. Other income declined due to a decrease in operating escalation billbacks primarily relating to the Great Western lease, which was offset by the receipt of the final portion of the Great Western Settlement.


                                    9 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996


Item 2.    Management's Discussion and Analysis or Plan of Operation


Results of Operations (Continued)


Expenses for the nine months ended September 30, 1996, as compared to 1995, increased by $802,000 primarily due to increases in depreciation ($288,000), management fees ($136,000), interest expense ($380,000), utilities ($142,000) and amortization ($47,000), which were partially offset by decreases in repairs and maintenance ($201,000) and real estate taxes ($169,000). The increase in interest expense was attributable to the compounding of interest on the mortgage note and an under accrual in the 1995 comparative period. Depreciation expense increased due to an increase in tenant improvements required under newly executed leases. Real estate taxes decreased due to an overaccrual in the prior comparative period. Utilities expense increased due to an increase in occupancy coupled with an increase in rates on electricity and water. Amortization expense increased due to an increase in deferred costs associated with new leasing activities. Management fees increased due to an increase in rent collections and the receipt of the Great Western receivable in 1996. Repairs and maintenance decreased due to higher general repair and maintenance expenses in the prior year comparative period. All other expenses remained relatively constant.


                                    10 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

                          PART II - OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K.


       (a)    Exhibits

              27. Financial Data Schedule.

       (b)    Reports on Form 8K:

              No Reports of Form 8-K were filed during the nine months ended September 30, 1996, however, on October 11, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.



                                    11 of 12

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996


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


                                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                                  (Registrant)

                                        BY:   ONE INTERNATIONAL ASSOCIATES
                                              LIMITED PARTNERSHIP,
                                              ITS GENERAL PARTNER

                                              BY:   ONE INTERNATIONAL, INC.
                                                    ITS GENERAL PARTNER


                                              BY:   /s/ Michael L. Ashner
                                                    --------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer


                                              BY:   /s/ Edward V. Williams
                                                    --------------------------
                                                    Edward V. Williams
                                                    Chief Financial Officer


                                                    DATED: November 18, 1996

                                    12 of 12