Form 10-K/A
period 1995-12-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1997-02-13
CIK 883424

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K/A
Amendment No. 1

Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1995      Number  33-45291


	       WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP


     Delaware     	              04-3131735
(State of organization)	(IRS Employer Identification No.)

One International Place, Boston, Massachusetts	   02110
   (Address of principal executive offices)	(Zip  Code)

Registrant's telephone number including area code:	(617) 330-8600

	Securities registered pursuant to Section 12(b) of the Act:  None

	Securities registered pursuant to Section 12(g) of the Act:

	Units of Limited Partnership Interest
	(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X
No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

	No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.



DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-K	Document
In Which Document is
    Incorporated

Parts I and IV	The Prospectus of the Registrant dated
May 8, 1992 (the "Prospectus").

Part III	Pages 27-30 and 101-104 of the
Prospectus.





Item 7 of the Registrants Annual Report on Form 10-K for the year ended December 31, 1995 is hereby amended to read in its entirety as follows:

Item 7.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Capital Resources and Liquidity

	The Registrant has invested as a general partner in the Operating Partnerships and as such receives distributions of cash flow as its sole source of revenues.

	There were no distributions received from the Operating
Partnerships in 1995. The Registrant used cash reserves from the Registrants reserves to satisfy administrative and other expenses.

	Cash provided by operations was $1,889,772. Expenditures for building improvements and deferred costs totaled $2,542,844 during 1995. These were offset by net withdrawals from the mortgage escrow of $1,565,655. At December 31, 1995, the Registrant and the Operating Partnerships held unrestricted cash of $6,708,060.

	In addition to unrestricted cash, the Registrant maintains an Escrow Account, as required under the Permanent Loan. The Escrow Account was established to fund Permitted Escrow Uses and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At December 31, 1995, the balance in this account was $4,828,735. For a more detailed discussion of the Escrow Account see Item 1, Description of Business.

	On October 14, 1994, the Propertys fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, the Miami Tower settled its insurance claim relating to its damage.
The insurance carrier agreed to pay Miami Tower approximately $8,942,000, of which $8,387,893 was received in 1995. Under the terms of the Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at December 31, 1995 was approximately $3,100,000. Miami Tower has substantially completed the repair and maintenance work associated with the damage; however, the structural buildout is only in its initial phases. No other significant capital improvements are planned in the near future for the Property other than tenant improvements which are incidental to the leasing-up of the Property.

	As discussed in Item 1, Description of Business, the Property is encumbered by a participating loan provided by the Sellers in the amount of $36,800,000. The terms of the Permanent Loan are more favorable than those provided by conventional real estate lenders. Certain aspects of the Permanent Loan were structured specifically to provide the Operating Partnerships with increased liquidity during the lease-up of the property. These include (i) no principal payments prior to maturity; (ii) no minimum interest payments before November 1996 and minimum interest payments at a reduced rate thereafter, i.e. 7% on the original principal balance of the Permanent Loan; (iii) an initial accrual rate of 8% for the first five years, increasing to 10% in the last five years; and (iv) a sharing of net operating income between the Operating Partnerships and the RTC (in its capacity as lender). It is anticipated that cash flow from operations will be sufficient to satisfy interest payments which are scheduled to commence in 1996.

	In December 1995, the RTC notified WFA of a net worth deficiency under the Permanent Loan due to WFAs net worth being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this deficiency if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFAs net worth is $10,000,000 or greater. In addition, the deficiency can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFAs net worth and the amount by which the fair value of the Property exceeds $44,000,000. The RTC is in the process of obtaining their own appraisal to determine compliance with the aforementioned provision. The Registrant believes, based on its understanding of the market value of similar properties, that the property should have an appraised value sufficient to cure the default. In the event the appraised value is not sufficient to cure the deficiency, and WFA is unable to deposit with the RTC the amount required to cure the deficiency, the RTC has the option, among other remedies, to accelerate the maturity of the Permanent Loan and make all amounts under the loan immediately due and payable, in which case the Registrants property could be lost through foreclosure.

Results of Operations

	The Registrant generated net income of approximately $1,688,000 for the year ended December 31,1995 compared to a loss of approximately $4,374,000 in 1994. The significant improvement is the result of: (i) increased rental income of $2.4 million;
(ii) a $4,541,000 gain from an insurance settlement related to water damage incurred when a chiller malfunctioned; and (iii) a decrease in bad debt expense of $822,000. These were partially offset by increased interest expense and depreciation charges.

	Rental and escalation income increased by $2,281,000 to a total of $10,369,000 in 1995 versus $8,088,000 in 1994. In
January 1995, the Operating Partnership signed a lease with NationsBank for 93,249 square feet of office space in the Property, representing 16% of the total square footage in the Office Tower. This lease has an initial term of fifteen years with an option to extend the lease for two additional terms of five years each. In addition, the lease grants the tenant certain expansion and contraction options. This lease contributed $2,011,000 of revenue in 1995.

	In total the Operating Partnership signed 5 leases totaling approximately 128,000 square feet in 1995. As a result of this leasing activity, the Property had approximately 105,000 square feet of vacant office space at December 31, 1995 or approximately 18% of the total space in the Office Tower.

	The increase in interest income reflects the benefit of additional interest earned on the insurance proceeds held in escrow during 1995.

	Total expenses for the year ended December 31, 1995 increased by $189,000 from $13,536,000 in 1994 to $13,725,000 in
1995. The major components of the expense increase were interest expense increasing $611,000 in 1995 and depreciation and amortization expense which increased $374,000 in 1995. These increases were partially offset by a decrease in bad debt expense of $822,000. The remaining building operating expenses decreased $196,000 or 2.6% in 1995 from $7,648,000 to $7,452,000.

	As discussed above, the Propertys fire suppression systems malfunctioned causing water damage to the upper floors of the Property. During 1995, the Operating Partnership settled its insurance claim related to the damage incurred which resulted in total insurance proceeds of approximately $8,942,000. The Operating Partnership commenced repairs required and is still in process of completing buildout work. The Operating Partnership recognized a gain of approximately $4,541,000 which represents reimbursement for the replacement cost of several tenant improvements initially constructed by the Seller resulting in the Office Tower having a basis less than the replacement cost.

	Revenue from 1993 to 1994 decreased from approximately $11,400,000 in 1993 to $8,500,000 in 1994. This decrease was due primarily to the $2.8 million of revenue received from American Bankers during 1993 prior to its lease expiration. The rental income lost following the default of Fine Jacobson, however, was offset by rental income from new leases signed for Office Tower space during 1994.

	Over the course of 1994, rental income accrued on leases with approximately forty-five tenants, accounting for approximately 90% of the Property's total income and the remaining 10% representing operating expense and tax escalation reimbursements and miscellaneous income.

	In 1994, seven new leases, comprising an aggregate of 74,267 square feet of space in the Office Tower were signed. The
Operating Partnership also renewed one tenant, Goldfarb & Gold, for a seven year term. In February, 1994, the Miami Tower signed a ten year lease with Fowler, White, Burnett, Hurley, Banick & Strickroot, P.A. covering 40,898 square feet of space (or 7.2% of the Office Tower) on the 17th and 18th floors. The second largest lease signed in 1994 was with the law firm of Wilson
Elser for 13,515 square feet of office space and a term of ten years. As of December 31, 1994, the Property had 228,054 square feet of vacant office space, or approximately 39% of the total space in the Office Tower. This is a 5% decrease from the vacancy rate as of December 31, 1993 of 44%.

	Actual operating expenses (before interest expenses, depreciation and amortization) incurred during 1994 totaled approximately $7,650,000, an increase of approximately $450,000 over the 1993 expense total of $7,200,000, which in turn represented a $600,000 decrease from the 1992 operating expenses in the amount of $7,800,000. The 1994 expense increase is attributable to the $660,000 increase in bad debts incurred as a result of the Fine Jacobson default.

General

	The allocation of RTC debt service payments and distributable cash flow are calculated based on specific criteria set forth in the Permanent Loan documents. As defined in the Permanent Loan documents, net operating income (RTC NOI) generated by the Operating Partnerships for 1995 was approximately $2,760,000 of which approximately $157,000 was used to pay debt service (this excludes $1,257,000 of excess insurance proceeds also paid for interest during 1995), approximately $1,400,000 was used to fund real estate tax and insurance escrows, and $259,000 was contributed to the working capital reserve. The remainder, $733,000, was available to distribute to the Registrant. RTC NOI for 1994 was approximately $1,938,000 of which $315,500 was used to pay debt service and $600,000 was available to distribute to the Registrant. The remainder of the 1994 RTC NOI was used for real estate tax and insurance escrows. The Operating Partnerships retained the 1994 and 1995 funds available for distribution as additional reserves. RTC NOI for 1993 was approximately $2,700,000 of which approximately $383,000 was used to fund debt service, approximately $1,500,000 was made available to the Registrant and the remainder was used to establish a working capital reserve.

	The Registrant distributed approximately $1,800,000 in March 1994 to the Partners. This amount represented $1,500,000 from 1993 operations distributed from the Operating Partnerships to Registrant plus interest income of $300,000 earned by the Registrant. There were no distributions made to the Partners from 1994 or 1995 operations. Given the current occupancy of the property, it is not currently anticipated that the Registrant will make any distributions from operations in the immediate future. However, the performance of the property and the Registrants distribution policy will continue to be reviewed on a quarterly basis.

	The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 Accounting for Long-Lived Assets and for Long-Lived Assets to be disposed of (the
Statement). The Statement requires a write down to fair value of long-lived assets to be held and used when such assets are impaired. The Statement also requires long-lived assets to be disposed of to be carried at the lower of cost or fair value less the costs to sell and does not allow such assets to be depreciated. The Statement will become effective for the Registrant in 1996. The General Partners anticipate that the implementation of the Statement will not have a material impact on the Registrants 1996 financial statements.




SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized on this 12th day of February 1997.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                  By:   One International Associates, L.P.
                        Its Sole General Partner

                        By:  One International, Inc.
                             its sole General Partner

                             By: /s/ Michael L. Ashner
                                     Michael L. Ashner
                                     Chief Executive Officer












8