Form 10KSB
period 1996-12-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1997-04-15
CIK 883424

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1996      Number  33-45291


                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP


     Delaware                                            04-3131735
(State of organization)                        (IRS Employer Identification No.)

One International Place, Boston, Massachusetts             02110
   (Address of principal executive offices)             (Zip  Code)

Registrant's telephone number including area code:     (617) 330-8600
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $10,719,899.


No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE



Location in Form 10-KSB                            Document
In Which Document is
    Incorporated

Part I                                             The   Prospectus   of  the
                                                   Registrant dated May 8, 1992.


Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.           Description of Business.

Organization

         Winthrop Miami Associates Limited Partnership (the "Registrant") is a Delaware limited partnership formed pursuant to a Certificate of Limited Partnership filed on August 27, 1991 with the Delaware Secretary of State, for the purpose of investing in (a) a 37-story commercial office building located at 100 Southeast Second Street, Miami, Florida, and (b) a ground floor retail arcade located in the same building by becoming the managing general partner of, and acquiring an approximate 88% interest in each of, Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership (individually, an "Operating Partnership" and collectively, the "Operating Partnerships"). The general partner of the Registrant is One International Associates Limited Partnership, a Delaware limited partnership (the "General Partner"). (See "Change in Control.")

         Each of the  Operating  Partnerships,  Miami Tower  Associates  Limited
Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"), are Florida limited partnerships formed on July 24, 1991 for the purpose of acquiring the interests in the "Property" (as hereinafter defined) and improving and operating their respective interests in the Property. Miami Tower was formed to acquire the interest in the office tower portion of the Property and Miami Retail was formed to acquire the interest in the retail arcade located on the ground floor of the building.

         The general partners of each of the Operating Partnerships are the Registrant, as the managing general partner, and Winthrop Financial Associates, A Limited Partnership ("WFA"), an affiliate of the General Partner. The Registrant, as managing general partner, has responsibility for managing the affairs of the Operating Partnerships. The General Partner controls the activities of the Registrant and exercises the Registrant's authority as the managing general partner of each of the Operating Partnerships. The Registrant and WFA, as general partners of the Operating Partnerships, control the activities of the Operating Partnerships.

         The Registrant was initially capitalized with a nominal capital contribution from the General Partner. Thereafter, WFA and its affiliates advanced $7,832,212 to the Registrant to cover its pro rata share of the equity portion of the purchase price of the Property, closing costs incurred in connection with the acquisition of the Property and draws made on the "Letter of Credit" (as hereinafter defined) prior to the admission of limited partners (the "Limited Partners"). A portion of this loan was repaid with funds advanced to the Registrant by Winthrop Growth Fund Limited Partnership, an affiliate of WFA, in the principal amount of $4,600,000 (together with the prior advance, the "Interim Loan"). On May 8, 1992, the Registrant filed a Registration Statement on Form S-11 with the Securities and Exchange Commission with respect to a public offering of 270 units of limited partnership interest in the Registrant (the "Units") at a purchase price of $100,000 per Unit. The Registration Statement was declared effective on May 8, 1992. On December 15, 1992, the Registrant completed a public offering of 270 Units at an aggregate purchase price of $27,000,000. During 1992, the outstanding balance of the Interim Loan, including accrued interest thereon, was repaid in full from the capital contributions of the Limited Partners.

         The business of the Registrant is investing as a 88% general partner in each of the Operating Partnerships which own interests in the Property. See Item 2, "Description of Properties" for information with respect to the Property.

Employees

         As of December 31, 1996, the Registrant did not have any employees. Services are generally performed for the Registrant by the General Partners and their affiliates and agents retained by them.

Property Management

     Winthrop Management (a Massachusetts general partnership and an affiliate of the General Partner) has performed the day to day management services for the Property since the acquisition by the Operating Partnerships, including preparation of operating budgets, collection of rents, repairs and maintenance, advertising, maintenance of records, maintenance of insurance and financial reporting. Winthrop Management is engaged to provide these services under a management agreement which provides for a base management fee equal to 5% of the gross collections from the Property (including rents or other charges for use and occupancy of the Property, income from vending machines and other concessions, and net proceeds from business interruption or other loss of income insurance, but excluding, among other things, interest income, sales or other excise tax, condemnation or casualty loss proceeds and proceeds of any sale of the Property or any other capital asset). In addition, Winthrop Management has performed leasing services for the Property for a fee not to exceed 1% of total gross revenues from the Property, and in no event greater than the customary leasing commissions that would be payable in the downtown Miami commercial business district. Winthrop Management is not reimbursed for payroll and related costs for off-site personnel not approved by the Operating Partnership and other specified items. The management agreement may be terminated by either party upon 30 days' notice.

         In December of 1993, the Operating Partnerships hired The Guardian Force (a Massachusetts limited partnership and a former affiliate of the General Partner) to provide security services to the Property. These services included administration of the building's security program, responsibility for access/control of the building, planning protection programs, responsibility for the fire safety program, coordinating building evacuations in case of emergency, among other security related matters. The agreement with The Guardian Force provided for an annual flat fee of $285,000 and was terminable by the Operating Partnerships upon sixty (60) days notice. The fee represents a 10% discount to market as determined in a competitive bid process. As of January 1996, WFA elected to discontinue its building security operation and the business operations of The Guardian Force were transferred to and assumed by a former employee of WFA.

Partnership Agreement Amendment

         In August 1995, the General Partner amended the Registrant's partnership agreement to clarify and remove certain ambiguities pertaining to the requirements for calling and voting at a meeting of limited partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Investor Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         The general partner of One International Associates is One International, Inc., a Delaware corporation, and the sole limited partner of the General Partner is WFA. One International, Inc. is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is a wholly owned subsidiary of WFA. The general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"). Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

Item 2.           Description of Properties

         The Registrant does not own any interest in real property other than its general partnership interest in the Operating Partnerships. The Operating Partnerships do not own any interests in real property other than the Property.

     The Property is a premium quality office building located in downtown Miami, Florida, and is comprised of (a) a 37-story office tower (the "Office Tower") containing 567,572 net rentable square feet of office space located over a 10-story parking garage (the "Parking Garage") and (b) a ground floor retail arcade containing 18,344 net rentable square feet (the "Retail Space" and together with the Office Tower, collectively, the "Property"). Miami Tower acquired the Office Tower in November, 1991 for a purchase price of $42,622,000, subject to an air-rights lease (the "Air Rights Lease") with the City of Miami which owns the land under the building as well as the Parking Garage. Miami Retail acquired the leasehold estate in the Retail Space in November, 1991 for $1,378,000, which is also owned by the City of Miami and leased pursuant to a space lease (the "Retail Space Lease"). The Property and the related financing and lease arrangements are described on pages 46-52 of the Registrant's Prospectus dated May 8, 1992 (the "Prospectus") which descriptions are incorporated herein by this reference.


         The Property, which was completed in 1987, was originally constructed by CenTrust Savings Bank ("CenTrust"), in part, to serve as its headquarters. Prior to the failure of CenTrust in 1989, the bank occupied approximately 279,600 square feet in the Office Tower. The Resolution Trust Corporation (the "RTC"), as receiver, seized control of CenTrust and the two limited partnerships controlled by CenTrust which held the interests in the Property, C.P. Tower, Ltd. and C.P. Retail, Ltd. (the "Sellers"), in February 1990, which limited partnerships transferred their respective interests in the Property to the Operating Partnerships on November 7, 1991. The interests of the RTC have been subsequently assumed by the Federal Deposit Insurance Corporation ("FDIC").

     In connection with the purchase of the Property, the Sellers provided financing to the Operating Partnerships in the amount of $36,800,000 (the "Permanent Loan"). The Permanent Loan is secured by a mortgage on the Property together with an assignment of rents and leases with respect to the Property, a security interest in certain personal property related to the Property and the proceeds of the Letter of Credit and all other escrow accounts established by the Operating Partnerships pursuant to the terms of the Permanent Loan and related documents. The Sellers simultaneously assigned all of their right, title and interest in, to and under the Permanent Loan and related documents, including the mortgage on the Property, to the RTC. The Permanent Loan matures on November 6, 2001, at which time the principal balance due will be $36,800,000 plus all outstanding accrued interest. The Permanent Loan bears interest at 8% per annum through November 6, 1996 and then 10% thereafter, and had a principal balance and accrued interest at December 31, 1996 of $36,800,000 and
$16,378,000, respectively. The maturity date of the Permanent Loan may be accelerated if, among other things, the Operating Partnerships transfer their interests in the Property or the Registrant transfers its interests in the Operating Partnerships.

         Other pertinent business terms of the Permanent Loan are as follows:

         (a) Interest payments are only required to the extent of an allocation of net operating income, as described in (b) below, except that minimum interest payments are required in years six through ten based only on a 7% per annum fixed rate on the original principal balance of the Permanent Loan, although interest will accrue on any unpaid interest;

         (b) The actual amount of interest paid is based upon an allocation of the net operating income ("NOI", as more particularly set forth in the loan documents) as follows: First, NOI is paid to the Operating Partnerships in an amount equal to the operating deficits previously funded by the Operating Partnerships; second, the next $1,100,000 of NOI is paid 10% to the RTC and 90% to the Operating Partnerships; third, NOI is paid 35% to the RTC and 65% to the Operating Partnerships until the Operating Partnerships have received from the second and third allocations, a sum equal to $7,200,000 plus amounts drawn under the $12,000,000 Escrow Account (as defined herein); fourth, NOI is paid 65% to the RTC and 35% to the Operating Partnerships until the RTC has received an aggregate amount from the foregoing distributions equal to all interest that has accrued on the Permanent Loan; and last, the remainder is split 20% to the RTC and 80% to the Operating Partnerships;

         (c) From and after November 7, 1996, if the net operating income allocated to pay debt service is insufficient to make the minimum interest payments of 7% per annum on the principal balance of the Permanent Loan (excluding accrued and unpaid interest) as outstanding from time to time, the Operating Partnerships will nonetheless be obligated to make such interest payments;

         (d) No principal payments are required prior to the maturity of the Permanent Loan;

         (e) The Permanent Loan may be prepaid at any time after August 7, 1992 without penalty; and

         (f) If the Permanent Loan is prepaid prior to November 7, 1998, the principal amount will be discounted by the following amounts: $1,500,000 if prepaid before November 7, 1997; and $1,000,000 if prepaid before November 7, 1998.

         The Permanent Loan agreement also contains certain provisions which are relevant to the structure and operation of the Operating Partnerships. For example, during the term of the Permanent Loan, WFA and/or its affiliates are required (a) to be an operating general partner, (b) to retain total management and operational control of the Operating Partnerships and any affiliate of the Operating Partnerships which is the manager of the Property and (c) to maintain a net worth of at least $10,000,000. If these conditions are not satisfied, the maturity date of the Permanent Loan may be accelerated. Further, the Operating Partnerships are generally required to comply with the leasing guidelines established by the General Partner and approved by the RTC, to develop annual operating budgets for the Property and to make improvements, renovations or additions to the Property with the proceeds of the Escrow Account (as hereinafter defined) within the parameters established by the RTC.

     In December 1995, the RTC notified WFA of a net worth deficiency under the Permanent Loan documents due to WFA's net worth being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this deficiency if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the deficiency can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. It is anticipated that this alleged default will be cured as the appraised value of the property and WFA's net worth for the year ended December 31, 1996 are expected to be in excess of the level required under the Permanent Loan.
Further, in March 1997, WFA entered into an agreement with the FDIC (as successor to the RTC) pursuant to which WFA may acquire the Permanent Loan. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

         In connection with the Operating Partnerships' acquisition of the interests in the Property, the RTC required the Operating Partnerships to establish a $12,000,000 restricted escrow account (the "Escrow Account") to be used to fund certain capital improvements and capital repairs to the Property, certain pre-approved other expenditures, tenant improvements, other costs related to the leasing of the Property and for the required minimum debt service commencing in November 1996 (collectively, the "Permitted Escrow Uses"). The Escrow Account may be funded either with cash or secured by an irrevocable letter of credit issued by a commercial bank. The Operating Partnerships chose to secure their Escrow Account obligations with a letter of credit and, accordingly, had a $12,000,000 irrevocable, standby letter of credit (the "Letter of Credit") issued by Bankers Trust Company, Escrow Agent, as beneficiary on the joint account of the Operating Partnerships. The Letter of Credit is secured by cash held in a restricted account, of which approximately 88% has been posted by the Registrant and approximately 12% has been contributed by WFA. The Letter of Credit may be drawn down from time to time and must be used for Permitted Escrow Uses. The expiration date was subsequently extended to August 5, 1997. As of December 31, 1996, the restricted cash collateral balances maintained by the Registrant and WFA, including interest income earned thereon, were $1,446,678 and $163,242, respectively. At such time that the Letter of Credit expires, the Operating Partnerships will have the obligation to either renew the Letter of Credit, obtain a new irrevocable letter of credit or fund the required Escrow Account with cash.

         The following table sets forth the occupancy rates for the last two years and the associated gross rental per square foot amount (based on generally accepted accounting principles) at the Property:

                                    Percentage                         Average Annual Total
                                    Occupancy                          Gross Rental Per SF
         Year                       Rate                               of Occupied Space

         1995                          82%                                   $20.98
         1996                          84%                                   $19.91


         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1997 through December 31, 2006):

                  Number of                 Aggregate SF               Annualized                Percentage
                  Tenants Whose             Covered by                 Rental for                of Total
                  Leases                    Expiring                   Leases                    Annualized
                  Expire                    Leases                     Expiring                  Rental

1997                 8                       38,749              $  719,387                         6.77%
1998                10                      102,464               2,708,773                        27.06%
1999                 3                       28,015                 738,330                        10.03%
2000                 4                       24,143                 597,666                         8.50%
2001                 9                       59,761               1,540,108                        25.58%
2002                 6                       44,939               1,429,662                        28.55%
2003                 3                        6,429                 168,764                         4.16%
2004                 4                       66,702               1,150,034                        31,43%
2005                 0                            0                       0                            0
2006                 1                        9,334                 252,018                         9.70%

         In February 1996, Great Western Bank ("Great Western") and the Operating Partnerships entered into a negotiated settlement agreement in connection with a dispute relating to 16,484 square feet leased by Great Western. Pursuant to the settlement agreement, Great Western agreed to pay the Operating Partnerships approximately $950,000, which amount was paid to the Operating Partnerships in 1996. Their lease was also restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year.

         In the opinion of the Registrant, the Property is adequately insured.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1996:

       Gross                                                    Federal
     Carrying       Accumulated                                   Tax
      Value         Depreciation      Rate        Method         Basis

$58,573,975         $9,676,283       5-35 yrs.     S/L         $50,672,446

         The realty tax rate and realty taxes paid for the Property in 1996 were $3.0864/100 and $1,291,157, respectively.

Item 3.           Legal Proceedings.

         As of April 1, 1997, the Registrant is not a party, nor are the Operating Partnerships or any of their properties, subject to any material pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

         There is no public trading market for the Units of limited partnership interest in the Registrant. Trading is infrequent and occurs only through private transactions. Furthermore, transfers of Units are subject to significant limitations contained in the Registrant's limited partnership agreement, including a restriction that any transfer be made only with the consent of the General Partner (under certain circumstances as provided therein). A copy of the Registrant's limited partnership agreement (the "Partnership Agreement") was filed as Exhibit A to the Registration Statement. In addition, the Permanent Loan agreement prohibits the transfer or assignment of Units to certain persons more particularly described in the related loan documents.

         The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 60 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Registrant's present or future ability to make distributions of cash flow. The Registrant, at the sole discretion of the General Partner, may retain all or any portion of the Registrant's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Registrant did not make any cash distributions in 1995 and 1996. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to Registrant's future distributions.

         As of March 15, 1997, there were 340 holders of 270 outstanding Units.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.

Capital Resources and Liquidity

         The Registrant has invested as a general partner in the Operating Partnerships and as such receives distributions of cash flow as its sole source of revenues. There were no distributions received from the Operating Partnerships in 1995 or 1996. The Registrant used cash from its reserves to satisfy administrative and other expenses.

     Cash used by operations during fiscal year 1996 was $183,860. Expenditures for building improvements and deferred costs totaled $2,013,015 during 1996. These were offset by net withdrawals from the mortgage escrow of $3,382,055. At December 31, 1996, the Registrant and the Operating Partnerships held unrestricted cash of $8,423,150.

         In addition to unrestricted cash, the Registrant maintains an Escrow Account, as required under the Permanent Loan. The Escrow Account was established to fund Permitted Escrow Uses and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At December 31, 1996, the balance in this account was $1,446,680. For a more detailed discussion of the Escrow Account see "Item 2, Description of Properties."

         On October 14, 1994, the Property's fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, the Miami Tower settled its insurance claim relating to its damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000, of which $8,387,893 was received in 1995; the balance of which was received in 1996. Under the terms of the Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at December 31, 1996 was $2,588,964. Miami Tower has substantially completed the structural build-out and repair and maintenance work associated with the damage. No other significant capital improvements are planned in the near future for the Property other than tenant improvements which are incidental to the leasing-up of the Property.

         As discussed in "Item 2, Description of Properties," the Property is encumbered by a participating loan provided by the Sellers in the amount of $36,800,000. Certain aspects of the Permanent Loan were structured specifically to provide the Operating Partnerships with increased liquidity during the lease-up of the property. These include (i) no principal payments prior to maturity; (ii) no minimum interest payments before November 1996 and minimum interest payments at a reduced rate thereafter, i.e. 7% on the original principal balance of the Permanent Loan; (iii) an initial accrual rate of 8% for the first five years, increasing to 10% in the last five years; and (iv) a sharing of net operating income between the Operating Partnerships and the RTC (in its capacity as lender). It is anticipated that cash flow from operations will be sufficient to satisfy interest payments which commenced in 1996.

         In December 1995, the RTC notified WFA of a net worth deficiency under the Permanent Loan due to WFA's net worth being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this deficiency if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the deficiency can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. The RTC is in the process of obtaining their own appraisal to determine compliance with the aforementioned provision. The Registrant believes, based on its understanding of the market value of similar properties, that the property should have an appraised value sufficient to cure the default. In the event the appraised value is not sufficient to cure the deficiency, and WFA is unable to deposit with the RTC the amount required to cure the deficiency, the RTC has the option, among other remedies, to accelerate the maturity of the Permanent Loan and make all amounts under the loan immediately due and payable. If the RTC were to accelerate the Permanent Loan, the Operating Partnerships will need to obtain replacement financing, which it believes will be available. However, there can be no assurance that such replacement financing could be obtained, or if obtained, will be on terms favorable to the Operating Partnerships. If no alternative financing can be obtained, it is likely that the Property would be lost through foreclosure.

     It is anticipated that the lender will acknowledge that this alleged default has been cured since WFA's net worth, as of December 31, 1996, combined with the appraised value of the Property in excess of $44 million, will exceed the $10 million liquidity requirement established under the Permanent Loan documents. The alleged default may also be excused if WFA acquires the Lender's rights under the Permanent Loan. On March 12, 1997, WFA, the Operating Partnerships and the FDIC entered into an agreement (the "Loan Acquisition Agreement") pursuant to which WFA has the right to acquire the Permanent Loan. It is expected that the acquisition of the Permanent Loan will occur, if at all, on or prior to May 30, 1997.

 Results of Operations

         The Registrant had a net loss of $2,953,622 for the year ended December 31, 1996 as compared to net income of approximately $1,687,731 for the year ended December 31, 1995. The significant reduction in operating results was due to a $4,879,387 reduction in revenues in 1996 as compared to 1995 and a $389,969 increase in expenses in 1996 as compared to 1995, which was only partially offset by a $628,003 swing in income allocated to the Registrant's outside partners minority interest in 1996 as compared to 1995.

     The reduction in revenues is primarily attributable to the gain from insurance settlement of $4,540,765 recognized in 1995 and a decreases in rental and interest income, which were partially offset by an increase in operating expense and tax escalation reimbursements. Although actual rental collections increased in 1996 as compared to 1995 due to the expiration of free rental periods for various tenants and increased average occupancy, rental income, for financial statement reporting purposes, decreased due to a decrease in average total gross rental per square foot. The reduction in interest income is directly attributable to decreased average cash balances available for investment.

         The increase in expenses is primarily attributable to increases in utilities, management fees and other taxes and interest expense which were partially offset by reductions in bad debt expense. All other items of expense remained relatively constant for 1996 as compared to 1995. The $191,989 increase in utilities is due to increased occupancy at the property. The increase in the management fees expense of $153,687 is attributed to increased cash collections as a result of the expiration of free rental periods for various tenants in the building. Interest expense increased $203,768 due to an increase in the interest rate from 8% to 10% in November 1996 and the impact of the compounding of the increasing accrued interest payable. The reduction in bad debt expense of $422,878 is the result of the resolution of the Great Western litigation in February 1996. 1995 bad debt expense of $445,617 was all attributable to Great Western.

General

         The allocation of RTC debt service payments and distributable cash flow are calculated based on specific criteria set forth in the Permanent Loan documents. As defined in the Permanent Loan documents, net operating income generated by the Operating Partnerships for 1996 was approximately $6,200,000 of which approximately $1,692,000 was used to pay debt service. No amounts were used to fund real estate tax and insurance escrows.
 The remainder, $3,098,000, was available to distribute to the Registrant. The Operating Partnerships retained the 1995 and 1996 funds available for distribution as additional reserves.

         There were no distributions made to the Partners from 1996 or 1995 operations. Given the current occupancy of the property, it is not currently anticipated that the Registrant will make any distributions from operations in the immediate future. However, the performance of the property and the Registrant's distribution policy will continue to be reviewed on a quarterly basis.

Item 7.           Financial Statements.
    Winthrop Miami
    Associates Limited
    Partnership and
    Subsidiaries

    Consolidated Financial Statements for the Years
    Ended December 31, 1996 and 1995 and
    Supplemental Schedules for the
    Year Ended December 31, 1996 and
    Independent Auditors' Report


                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES



TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORTS

CONSOLIDATED  FINANCIAL  STATEMENTS  FOR THE YEARS ENDED  DECEMBER  31, 1996 AND
    1995:

   Consolidated Balance Sheets

   Consolidated Statements of Operations

   Consolidated Statements of Changes in Partners' Capital (Deficit)

   Consolidated Statements of Cash Flows

   Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of
   Winthrop Miami Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of Winthrop Miami Associates Limited Partnership and subsidiaries (the "Partnership") as of
December 31, 1996, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Partnership for the year ended December 31, 1995 were audited by other auditors whose report, dated March 15, 1996, expressed an unqualified opinion on those statements and schedules and included an explanatory paragraph regarding substantial doubt about the entity's ability to continue as a going concern. The explanatory paragraph described the general partners failure to comply with minimum net worth requirements imposed by the mortgage lender. This matter is discussed in Note 5 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, in December 1995, a general partner of the Operating Partnerships received a notice from the mortgage lender that a net worth deficiency existed as defined under the terms of the mortgage agreement. If this net worth deficiency is not cured and an event of default results, the mortgage lender has the option, among other remedies, to demand immediate repayment of the Permanent Loan and accrued interest payable. It is uncertain whether the general partner can cure the net worth deficiency or repay all amounts due under the Permanent Loan. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 14, 1997

                          Independent Auditors' Report


The Partners
Winthrop Miami Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of Winthrop Miami Associates Limited Partnership and subsidiaries (the "Partnership") as of
December 31, 1995, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements as of and for the year ended December 31, 1995 have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, in December 1995, a general partner of the Operating Partnerships received a notice from the mortgage lender that a net worth deficiency existed as defined under the terms of the mortgage agreement. If this net worth deficiency is not cured and an event of default results, the mortgage lender has the option, among other remedies, to demand immediate repayment of the Permanent Loan and accrued interest payable. It is uncertain whether the general partner can cure the net worth deficiency or repay all amounts due under the Permanent Loan. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG Peat Marwick LLP

Boston, Massachusetts
March 15, 1996

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS                                                                                    1996             1995

BUILDING AND IMPROVEMENTS, Net of accumulated depreciation
   of $9,676,283 and $7,340,356, respectively (Notes 4, 5 and 9)                      $     48,897,692    $  49,553,917

TENANT RECEIVABLES, Net of allowance for doubtful accounts
  of $26,627 and $1,313,557, respectively                                                      206,925          826,341
INSURANCE PROCEEDS RECEIVABLE (Note 9)                                                               -          554,107

PREPAID EXPENSES AND OTHER ASSETS                                                              291,451          367,970

DEFERRED  RENTS RECEIVABLE (Note 6)                                                          3,820,128        4,215,385

DEFERRED COSTS, Net of accumulated amortization of $956,573
  and $862,358, respectively (Note 3)                                                        1,366,301        1,354,899

CASH AND CASH EQUIVALENTS                                                                    8,423,150        6,708,060

OTHER RESTRICTED CASH AND CASH EQUIVALENTS                                                   3,261,642        3,566,356

RESTRICTED CASH COLLATERAL (Note 5)                                                          1,446,680        4,828,735
                                                                                    --------------------

TOTAL ASSETS                                                                          $     67,713,969    $  71,975,770
                                                                                    ==================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Permanent loan (Note 5)                                                             $     36,800,000    $  36,800,000
  Accrued interest payable (Note 5)                                                         16,378,067       13,618,521
  Prepaid tenant rent                                                                          224,641          207,069
  Accounts payable and accrued liabilities                                                     491,266        4,220,380
  Accrued repairs                                                                                    -          550,000
  Due to affiliates (Note 7)                                                                    55,968           66,281
  Security deposits                                                                            533,049          417,162
                                                                                        --------------      -----------

            Total liabilities                                                               54,482,991       55,879,413
                                                                                    -------------------

COMMITMENTS (Note 5)

MINORITY INTEREST                                                                            1,144,686        1,056,443
                                                                                    --------------------

PARTNERS' CAPITAL (DEFICIT):
  General partner                                                                           (3,999,675)      (3,704,313)
  Limited partners - 270 units issued and outstanding                                       16,085,967       18,744,227
                                                                                    -------------------

            Total partners' capital                                                         12,086,292       15,039,914
                                                                                    -------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                               $     67,713,969    $  71,975,770
                                                                                    ==================


                See notes to consolidated financial statements.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                     1996              1995

REVENUES:
  Rental income (Note 6)                                                            $  9,493,878     $  9,762,890
  Operating expense and tax escalation reimbursements (Note 6)                           680,602          606,294
  Interest income                                                                        545,419          689,337
  Gain from insurance settlement (Note 9)                                                      -        4,540,765
                                                                               -------------------------

            Total revenues                                                            10,719,899       15,599,286
                                                                               -------------------

EXPENSES:
  Repairs and maintenance                                                                726,933          753,037
  Utilities                                                                            1,133,407          941,418
  Payroll                                                                                629,054          562,955
  Security (Note 7)                                                                      390,221          343,334
  Lease costs and rental expense (Note 6)                                                845,134          872,240
  Insurance                                                                              149,068          111,787
  Real estate and other taxes                                                          1,495,263        1,470,987
  Management fees (Note 7)                                                               568,473          414,786
  General and administrative                                                             387,858          361,906
  Advertising                                                                            136,653           95,361
  Cleaning                                                                               515,826          472,998
  Bad debt expense                                                                        22,739          445,617
  Miscellaneous                                                                            5,302            6,102
  Interest expense (Note 5)                                                            4,451,419        4,247,651
  Depreciation and amortization                                                        2,657,838        2,625,040
                                                                               -----------------

            Total expenses                                                            14,115,188       13,725,219
                                                                               -------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                                (3,395,289)       1,874,067

MINORITY INTEREST IN (INCOME) LOSS                                                       441,667         (186,336)
                                                                               ---------------------


NET INCOME (LOSS)                                                              $      (2,953,622)  $    1,687,731
                                                                               =================


NET INCOME (LOSS) ALLOCATED TO GENERAL
  PARTNER                                                                       $       (295,362) $       168,773
                                                                                ================
NET INCOME (LOSS) ALLOCATED TO INVESTOR
  LIMITED PARTNERS                                                               $    (2,658,260)  $    1,518,958
                                                                                 ===============
NET INCOME (LOSS) PER INVESTOR LIMITED
  PARTNER UNIT                                                                 $          (9,845)$          5,626
                                                                               ==================

NUMBER OF INVESTOR LIMITED PARTNER
  UNITS OUTSTANDING                                                                          270              270
                                                                               ========================


                See notes to consolidated financial statements.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                    Limited             General
                                                                   Partners             Partner              Total

BALANCE, JANUARY 1, 1995                                          $    17,225,269    $    (3,873,086)     $    13,352,183

  Net income                                                            1,518,958            168,773            1,687,731
                                                              -------------------

BALANCE, DECEMBER 31, 1995                                             18,744,227         (3,704,313)          15,039,914

  Net loss                                                             (2,658,260)          (295,362)          (2,953,622)
                                                               ------------------

BALANCE, DECEMBER 31, 1996                                       $     16,085,967     $   (3,999,675)     $    12,086,292
                                                                =================


                See notes to consolidated financial statements.

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                    1996            1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                               $ (2,953,622)  $     1,687,731
  Minority interest in income (loss)                                                                  (441,667)          186,336
  Adjustments to reconcile  net income (loss) to net cash (used for) provided by operating activities:
      Depreciation and amortization                                                                  2,657,838         2,625,040
      Bad debt expense                                                                                  22,739           445,617
      Changes in operating assets and liabilities:
        Decrease (increase) in tenant and other receivable                                             596,677          (425,305)
        Decrease in insurance proceeds receivable                                                      554,107           135,032
        Decrease (increase) in prepaid expenses and other assets                                        76,519           (34,346)
        Decrease (increase)  in deferred rents receivable                                              395,257        (2,205,713)
        Increase (decrease) in other restricted cash and cash equivalents                              304,714        (3,270,097)
        Decrease in accounts payable, accrued liabilities
          and security deposits                                                                     (3,613,227)          (16,424)
        (Decrease) increase in accrued repairs                                                        (550,000)          550,000
        Decrease in due to affiliates                                                                  (10,313)         (692,711)
        Increase in prepaid tenant rent                                                                 17,572            71,819
        Increase in accrued interest payable                                                         2,759,546         2,832,793
                                                                                              -------------------

            Net cash (used for) provided by operating activities                                      (183,860)        1,889,772
                                                                                              --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for building and improvements                                                        (1,679,702)       (1,872,749)
  Expenditures for deferred costs                                                                     (333,313)         (670,095)
                                                                                              --------------------

            Net cash used for investing activities                                                  (2,013,015)       (2,542,844)
                                                                                              -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net withdrawals from mortgage escrow                                                               3,382,055         1,565,655
  Minority interest capital contributions received                                                     529,910           257,278
                                                                                              --------------------

            Net cash provided by financing activities                                                3,911,965         1,822,933
                                                                                              -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                            1,715,090         1,169,861

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                         6,708,060         5,538,199
                                                                                              -------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                         $     8,423,150  $      6,708,060
                                                                                               ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                                                       $     1,691,873   $     1,414,858
                                                                                               ==============    ===============


                See notes to consolidated financial statements.

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995


1.    ORGANIZATION

      Winthrop Miami Associates Limited Partnership (the "Investor Partnership"), a Delaware limited partnership, was organized on August 27, 1991 to own an interest in Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"), both Florida limited partnerships (the "Operating Partnerships"), and to serve as the managing general partner for the Operating Partnerships. On November 7, 1991, Miami Tower acquired a 37-story office tower (the "Office Tower") located in downtown Miami, Florida, consisting of 557,572 net rentable square feet of office space, acquired subject to an air rights lease, and Miami Retail acquired a leasehold estate of 18,344 net rentable square feet of retail space (the "Retail Space") located on the ground floor in the same building as the Office Tower (the Retail Space together with the Office Tower, the "Property").

     The purchase price paid for the property was $44,000,000, excluding commissions, fees and other transaction costs. Additional acquisition costs of $3,175,818 were incurred and capitalized. C.P. Tower, Ltd. and C.P. Retail, Ltd. (the "Sellers"), two limited partnerships previously controlled by CenTrust Savings Bank (a failed savings and loan association under control of the Resolution Trust Corporation ("RTC") as receiver), provided the Operating Partnerships with a nonrecourse loan in the amount of $36,800,000 (the "Permanent Loan") (see Note 5) and the remaining balance of $7,200,000 was provided by the general partners of the Operating Partnerships.

      The general partners of the Operating Partnerships are the Investor Partnership, which holds an interest of approximately 87.6% in each of the Operating Partnerships, and Winthrop Financial Associates, a Limited Partnership ("WFA"), which holds approximately a direct 12.4% interest in each of the Operating Partnerships. The Investor Partnership and WFA are obligated to contribute, in the aggregate, $21,180,000 and $3,000,000, respectively, to the Operating Partnerships. Through December 31, 1996 the Investor Partnership and WFA had contributed $17,305,544 and $2,451,215, respectively.

      The general partner of the Investor Partnership is One International Associates Limited Partnership, a Delaware limited partnership (the "General Partner"). WFC Realty Co., Inc., a Massachusetts corporation, was the initial limited partner of the Investor Partnership (the "Initial Partner") and withdrew as a limited partner upon the first admission of investor limited partners.

      The Investor Partnership will terminate on December 31, 2041, or earlier upon the occurrence of certain events specified in the Investor Partnership Agreement. The Operating Partnerships will terminate on December 31, 2040, or earlier upon the occurrence of certain events specified in the Operating Partnership Agreements.

      The Investor Partnership offered 270 units of limited partnership interests at $100,000 per unit pursuant to a registration filed on Form S-11 (the "Offering"). Limited partners were first admitted during July 1992, and all 270 units offered were sold as of December 31, 1992.

      2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Accounting - The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles. The accompanying consolidated balance sheets as of December 31, 1996 and 1995 reflected the financial position of the Investor Partnership consolidated with the Operating Partnerships. WFA's ownership interest in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated balance sheets, statements of operations and statements of cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Real Estate - The Operating Partnerships provide for depreciation of real property using the straight-line method over a 35-year recovery period. Tenant improvements are amortized over the terms of the lease.

      Effective January 1, 1996, the Operating Partnerships were required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, real estate assets under development and real estate assets to be held and used are to be reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. If indications are that the carrying amount of the asset may not be recoverable, SFAS No. 121 requires an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss must be recognized for the amount by which the carrying value of the asset exceeds the asset's estimated fair value. The Operating Partnerships determined that an adjustment to the carrying amount of the property was not necessary. The adoption of SFAS No. 121 had no effect on the Operating Partnerships' 1996 financial position or results of operations. Prior to 1996, the Operating Partnerships recorded their real property at the lower of cost or net realizable value.

      Preparation  of  estimated   expected  future  cash  flows  is  inherently
      subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including future occupancy and average rates. It is reasonably possible that the estimates of future expected cash flows or the fair value of the property will be reduced significantly in the near term due to changes in economic conditions or competitive pressures. As a result, the carrying amount of the property may be reduced materially in the near term.

      Cash  Equivalents  -  For  financial  statement  purposes,   the  Investor
      Partnership considers investments with original maturities of three months or less to be cash equivalents.

      Deferred Costs - Financing costs and lease commissions are capitalized and amortized using the straight-line method over the term of the related agreements as discussed in Note 3.

      Income Taxes - No provision has been made for federal, state or local income taxes in the accompanying consolidated financial statements of the Investor Partnership. Partners are required to report on their individual income tax returns their allocable share of income, gains, losses, deductions and credits of the Investor Partnership.

      2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Allocation of Profits and Losses - In accordance with the Investor Partnership Agreement, income, cash flow and expenses allocable to the period prior to the Initial Escrow Release Date, the date on which the investor limited partners were first admitted, were allocated 99% to the General Partner and 1% to the Initial Limited Partner. After the Initial Escrow Release Date in 1992, income, cash flow and expenses are allocated 10% to the General Partner and 90% to limited partners. Allocation to limited partners was reduced proportionately by the ratio of unsold units to the total units offered until all 270 limited partner units were sold.

      Lease Revenue - The Operating Partnerships have determined that all leases associated with the rental of space at the Property are operating leases. Rental income is recognized using the straight-line method over the related lease terms. The excess of rental income recognized over rental payments required by the leases is reflected as deferred rents receivable in the accompanying consolidated financial statements.

      Disclosures About Fair Value of Financial Instruments - The accompanying consolidated balance sheets contain certain trade receivables and payables and the Permanent Loan, which are considered financial instruments within the context of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management believes that the carrying value of trade receivables and payables approximates fair value at December 31, 1996 and 1995. Management believes that the fair value of the Permanent Loan could be considered less than its carrying value; however, it is not practicable to specifically estimate such value due to the absence of quoted market prices for similar financial instruments.

      Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

3.    DEFERRED COSTS

      The following is a summary of deferred costs at December 31:

                                                         Amortization
                                                            Period            1996               1995

Organization costs                                         5 Years          $          -    $       227,696
Financing costs                                            10 Years               44,226             44,226
Lease commissions                                          Various             2,278,648          1,945,335
                                                                        -----------------

                                                                               2,322,874          2,217,257

Less accumulated amortization                                                   (956,573)          (862,358)
                                                                        -----------------

                                                                          $    1,366,301     $    1,354,899
                                                                         ================

      4.          BUILDING AND IMPROVEMENTS

      Building and improvements are stated at cost. At December 31, building and improvements consisted of the following:

                                                        Depreciation/
                                                         Amortization
                                                            Period             1996                1995

Building                                                   35 Years      $          45,766,45     $    45,766,453
Improvements                                               35 Years                 3,353,131           2,355,406
Construction in progress                                     N/A                            -             669,491
Tenant improvements                                        Various                  9,454,391           8,102,923

                                                                                   58,573,975          56,894,273

Less accumulated depreciation                                                      (9,676,283)         (7,340,356)

                                                                         $          48,897,69      $   49,553,917
                                                                        ===================== =


5.    PERMANENT LOAN

      The Operating Partnerships obtained a Permanent Loan in the amount of $36,800,000 from the Sellers. On November 7, 1991, the Sellers assigned all of their right, title and interest in the Permanent Loan to the RTC. The Permanent Loan is secured by a mortgage on the Property, an assignment of rents and leases with respect to the Property, a security interest in certain personal property, and secured interests in all escrow accounts required to be established by the Operating Partnerships.

      The Permanent Loan matures on November 6, 2001, but the maturity date may be accelerated if, among other things, the Operating Partnerships transfer their interest in the Property or the Investor Partnership transfers its interest in the Operating Partnerships, at which time all outstanding principal and interest is due. The Permanent Loan may be prepaid in whole or in part without penalty. The Operating Partnerships will receive credits against principal of $1,500,000 and $1,000,000 if the Permanent Loan is prepaid in full before November 7, 1997 and 1998, respectively.

      The Permanent Loan agreement also contains certain provisions which are relevant to the structure and operations of the Operating Partnerships. During the term of the Permanent Loan, WFA and/or its affiliates are required (a) to be an operating general partner; (b) to retain total management and operational control of the Operating Partnerships and any affiliate of the Operating Partnerships that is the manager of the Property; and (c) to maintain a net worth of at least $10,000,000. If these conditions are not satisfied, all amounts due under the Permanent Loan may become currently due. Further, the Operating Partnerships are generally required to comply with leasing guidelines approved by the RTC, to develop annual operating budgets for the Property and to make improvements, renovations or additions to the Property with the proceeds of the Escrow Account (as defined below) within the parameters established by the RTC.

      5.          PERMANENT LOAN (CONTINUED)

      The Permanent Loan is generally nonrecourse to the Operating Partnerships and, therefore, the investors are not personally liable. The Operating Partnerships are jointly and severally liable under the Permanent Loan. In certain limited situations, the Sellers and the RTC may have recourse against the Operating Partnerships (but not the investors). In the event the Sellers or the RTC are entitled to recourse against the Operating Partnerships' assets unrelated to the Property and other property pledges to secure the Permanent Loan, WFA has unconditionally guaranteed to the Sellers and the RTC the due performance and prompt payment of any claims made by the Sellers and the RTC against the Operating Partnerships. WFA's liability under this guaranty is limited, however, to $10,000,000.

      Interest is payable quarterly on the principal amount of the Permanent Loan at the rate of 8% per annum through November 6, 1996 and 10% thereafter. During the first five years of the Permanent Loan, if net operating income (as defined in the Permanent Loan agreement) is insufficient to make any quarterly interest payment, the Operating Partnerships will not be obligated to make such payment on the interest due date, but instead will be permitted to defer such interest payment until the maturity date (plus interest at the rate of 8% per annum through November 6, 1996 and 10% thereafter) in the manner described below. All unpaid interest due under the loan has been accrued as of December 31, 1996 and 1995. From and after November 7, 1996, the Operating Partnerships will be required to make minimum annual debt service payments, regardless of the available cash flow, equal to 7% of the original principal balance of the Permanent Loan.

      In accordance with generally accepted accounting principles, the Operating Partnerships recognize interest expense using the interest method. Accordingly, interest expense is accrued for consolidated financial statement purposes using a level yield interest rate of 8.64%.

      The Operating Partnerships are required to pay a certain portion of their net operating income (as defined in the Permanent Loan agreement) as interest under the Permanent Loan. The amounts of net operating income required to be paid are determined as follows:

      1 The Operating Partnerships must pay 10% of the first $1,100,000, in the aggregate, of net operating income received by the Operating Partnerships in connection with the Property;

      1 Once the Operating Partnerships have received, in the aggregate, $990,000 of net operating income from the Property, the Operating Partnerships must then pay 35% of any additional net operating income until the Operating Partnerships' cumulative net operating income not required to be paid to satisfy their debt service obligations equals $7,200,000 (the equity portion of the purchase price of the Property) plus the amount by which the Escrow Account (see "Letter of Credit") has been then drawn down from time to time, less retained operating income;

      1 Thereafter, the Operating Partnerships must pay 65% of the net operating income received by the Operating Partnerships in connection with the Property (until the earlier to occur of the payment in full of all accrued and unpaid interest under the Permanent Loan or the maturity date of the Permanent Loan).

      In addition, the RTC may receive additional interest on the Permanent Loan in the amount of: (a) 20% of the net operating income received by the Operating Partnerships in connection with the Property (after all accrued and unpaid interest due under the Permanent Loan is paid in full); (b) upon the sale or transfer of interests in the Property, 20% of the greater of (i) the net proceeds (after the Permanent Loan (plus interest) has been repaid to the RTC and certain monies have been retained by the Operating Partnerships) of any sales or transfers of any interests in the Operating Partnerships or of the General Partner's interest in the Investor Partnership and (ii) the appraised value of the Property (less the principal amount of the Permanent Loan (plus interest) and certain monies which are to be retained by the Operating Partnerships) and (c) upon the maturity of the Permanent Loan, 20% of the appraised value of the Property (less the principal amount of the Permanent Loan (plus interest) and certain monies which are to be retained by the Operating Partnerships).

      The obligations of the Operating Partnerships under the Permanent Loan are subject to an overall limitation, however, in that payments of interest (inclusive of the additional interest described in the preceding paragraph) are not required to the extent that the charging of or the receipt of any such payment by the RTC would be: (a) contrary to provisions of law applicable to the RTC limiting the maximum rate of interest which may be charged or collected by the RTC or (b) in excess of 18% per annum calculated on a cumulative basis to maturity.

      In December 1995, the RTC notified WFA of a net worth deficiency under the Permanent Loan due to WFA's net worth being less than the required minimum of $10,000,000. Under the terms of the mortgage documents, this deficiency could result in an event of default. This deficiency can be cured if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, this deficiency can be cured if WFA deposits with the mortgage an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair market value of the Property exceeds $44,000,000.

      Through a series of transactions that occurred during 1995 and 1996, the control of and equity in WFA was purchased by Apollo Real Estate Investment Fund, L.P. and Apollo Real Estate Investment Fund II, L.P. (collectively, "Apollo"). The purchase price which Apollo paid to acquire WFA was well in excess of the carrying amount of the underlying assets owned by WFA. In accordance with generally accepted accounting policies, Apollo plans to push down the accounting basis of their investment in WFA to the underlying assets and equity of WFA. Based on the purchase price paid by Apollo, management feels that the net worth deficiency identified above will be cured. The management of Apollo, however, is still in the process of evaluating the fair value of the underlying assets of WFA for the purpose of completing this revaluation. Accordingly, no conclusions can yet be reached as to whether or not the net equity resulting from this process will be sufficient to cure the deficiency. In the event the revalued equity is insufficient and the deficiency results in an event of default, the lender has the option, among other remedies, to accelerate the maturity of the Permanent Loan and make all amounts under the loan immediately due and payable.

      In addition to the events described, on March 12, 1997, WFA, the Operating Partnerships and the FDIC entered into an agreement (the "Loan Acquisition Agreement") pursuant to which WFA agreed to acquire the Permanent Loan. Under the proposed terms of the Loan Acquisition Agreement, WFA agreed to purchase the Permanent Loan at a discount from the FDIC. In addition, WFA made a deposit payment to the FDIC of $500,000. It is expected that the acquisition of the Permanent Loan will occur, if at all, on or prior to May 30, 1997. If this transaction is ultimately consummated, it is expected that the current technical default under the Permanent Loan will be excused.

      Letter of Credit - As a condition to the Operating Partnerships purchasing the Property, the Sellers required the Operating Partnerships to establish an escrow account (the "Escrow Account") which had initially been secured by an irrevocable letter of credit issued by a commercial bank and guaranteed by WFA (the "Letter of Credit"). On October 13, 1992, the commercial bank released WFA from its guarantee obligation and extended the expiration date of the letter of credit to August 5, 1994. The expiration date was subsequently extended through November 5, 1997. The Escrow Account will be used to fund certain capital expenditures and repairs to the Property and to fund certain other pre-approved expenditures, tenant improvements and other leasing costs. During 1992, the Investor Partnership and WFA pledged $10,511,166 and $1,488,834, respectively, in cash collateral to the commercial bank to secure their obligations under the Letter of Credit. After pre-approved expenditures of $3,911,965 and $2,073,662 during 1996 and 1995, respectively, the restricted cash collateral balances maintained by the Investor Partnership and WFA, including interest income earned thereon, at December 31, 1996 were $1,446,680 and $204,912, respectively.

6.    LEASES

      Leasing Operations - The Property's operations consist primarily of leasing office and retail space to various tenants under a variety of terms, including escalation provisions, renewal options, and obligations of the tenants to reimburse operating expenses and pay additional rents. The aggregate future minimum lease payments receivable under existing leases at December 31, 1996 are as follows:

1997                                                                                $ 10,620,096
1998                                                                                  10,011,084
1999                                                                                   7,415,348
2000                                                                                   7,334,105
2001                                                                                   6,340,228
Thereafter                                                                            25,447,455
                                                                              -----------------

                                                                                 $    67,168,316


      Future minimum rentals do not include contingent rentals that may be received on certain leases due to increases in operating costs.

      As of December 31, 1996, two tenants accounted for approximately 63% and 10%, respectively, of the deferred rents receivable balance.

      Three tenants accounted for, in the aggregate, approximately 41% of the Operating Partnerships' rental income for the year ended December 31, 1996.

      Retail Space and Air Rights Leases - The Operating Partnerships have assumed the retail space and air rights leases with the City of Miami as follows:

     Retail Lease - Leased area includes 18,344 net rentable square feet of retail space located in the ground floor of the building. The lease expires on July 1, 2015 but provides for two renewal periods: the first for 30 years and the second for an additional 25 years. Rent is $17.50 per square foot payable in monthly installments in advance and may be adjusted annually by 70% of the change in Consumer Price Index. The annual rent expense under the retail space lease for the years ended December 31, 1996 and 1995 was approximately $417,000 and $432,000, respectively. Pursuant to the terms of the retail lease, Miami Retail is responsible for all taxes, utilities and normal repairs and maintenance costs associated with the retail space. Miami Retail is reimbursed by the City of Miami for common area maintenance costs.

6.    LEASES (CONTINUED)

      Air Rights Lease - Leased area includes air rights above the city-owned parking garage on top of which the Office Tower is situated. The lease expires on July 1, 2015 but provides for two renewal periods: the first for 30 years and the second for an additional 25 years. Pursuant to the terms of the air rights lease, annual rent must be paid to the City of Miami on a monthly basis in an amount which is calculated based on fixed amounts adjusted annually based on the Consumer Price Index. The annual rent expense for the years ended December 31, 1996 and 1995 under the air rights lease was $363,712 and $354,845, respectively, with respect to the Office Tower.

     In addition, Miami Tower is required to use its best efforts to cause a majority of the Office Tower to be used for purposes related directly or indirectly to international banking, law, finance, insurance, transportation, communications, government, technology, trade, tourism, import and export business and other international business and activity ("Trade Purpose"). If Miami Tower is unsuccessful in satisfying this requirement, the City of Miami has the right: (a) under certain circumstances, to lease, on behalf of Miami Tower, portions of the Office Tower for the Trade Purposes; and (b) to increase the rent payable by Miami Tower with respect to the Office Tower.

      The aggregate future minimum payments due under the existing retail space and air rights leases, exclusive of Consumer Price Index increases, as of December 31, 1996 are as follows:

1997               $            799,000
1998                            799,000
1999                            799,000
2000                            799,000
2001                            799,000
Thereafter                   11,186,000
                 ----------------------
                   $         15,181,000


7.    TRANSACTIONS WITH AFFILIATES

      The General Partner and its affiliates received fees for various services provided to the Operating Partnerships paid out of operations as follows:

      In 1995, security services for the Property were provided by The Guardian Force, a Massachusetts limited partnership and a former affiliate of the General Partner. As of January 1996, WFA elected to discontinue its building security operation and the business operations of The Guardian Force were sold to a former employee of WFA. For the year ended December 31, 1995, security service fees paid to The Guardian Force totaled $311,128.

      Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Management and leasing fees paid or payable to affiliates totaled $568,473 and $497,743 for the years ended December 31, 1996 and 1995, respectively.

      Legal fees paid or payable to affiliates totaled $6,270 and $25,622 for the years ended December 31, 1996 and 1995, respectively.

      The Operating Partnerships owed affiliates $55,968 and $66,281 at December 31, 1996 and 1995, respectively, as reimbursement for various costs incurred in the normal course of operations.

      8.          TAXABLE LOSS

                                                                        1996             1995

Net  (loss) income for financial reporting purposes                 $   (2,953,622)      $ 1,687,731
Minority interest                                                         (441,667)                -
Plus (less):
  Tax basis depreciation less than depreciation for
    financial reporting purposes                                           821,412           758,896
  Rent concessions, net of amortization                                                  -(1,932,051)
  Revenues recognized for tax reporting purposes
    but not for financial reporting purposes                            (1,876,187)           62,908
  Amortization expense currently recognized for
    tax purposes but not for reporting purposes                            (44,198)          (84,466)
  Bad debt expense and other revenue write-offs
    recognized for financial reporting but not for
    tax purposes                                                                 -           447,058
  Casualty gain recognized for financial reporting
    purposes but not for tax purposes                                      208,601        (3,977,398)
 Write off of accounts receivable for tax purposes previously
    recognized for financial statements                                 (1,286,930)                -
  Interest expense recognized for financial reporting
    purposes in excess of interest expense for tax
    purposes                                                               870,458           583,974
  Lower tier losses consolidated for reporting purposes                  2,613,340                -
                                                                     -------------------------------------

  Consolidated loss for federal income tax
    reporting purposes                                              $   (2,088,793)      $(2,453,348)
                                                                  ==================   =============



      The Partners' capital account balances for federal income tax purposes were $11,391,820 and $11,420,336 as of December 31, 1996 and 1995,
      respectively.

9.    GAIN FROM INSURANCE SETTLEMENT

      On October 14, 1994, the Office Tower's fire suppression systems malfunctioned, causing severe water damage. The damage was substantially covered by insurance. During 1995, Miami Tower settled a claim relating to the damage with its insurance carrier. The insurance carrier agreed to pay Miami Tower approximately $8,942,000 of which $8,387,893 was received in 1995; $554,107 was received in 1996.

      Per the terms of the Permanent Loan, the insurance proceeds were placed into an escrow account under the control of the mortgage lender. The balance of the escrow account at December 31, 1996 and 1995 was approximately $2,600,000 and $3,100,000, respectively. The escrow balance is included in other restricted cash and cash equivalents in the accompanying consolidated financial statements.

      The insurance carrier reimbursed Miami Tower for the replacement cost of damaged property and the repair and maintenance costs associated with restoring it to its condition prior to the damage. As a result, Miami Tower was reimbursed for the replacement cost of several tenant improvements initially constructed by CenTrust Savings Bank. Miami Tower's basis in this property was less than its replacement costs, resulting in a gain recognized in 1995 by Miami Tower in the amount of $4,540,765.

      Miami Tower has substantially completed its repair and maintenance work associated with the damage. The balance remaining in the escrow account at December 31, 1996 is to be used to complete tenant improvements on the newly renovated floors as the space is leased out.

Item 8.           Changes in and Disagreements on Accounting and
                  Financial Disclosure.

         KPMG Peat Marwick LLP was previously the principal accountants of the Registrant. On October 4, 1996, KPMG Peat Marwick LLP's appointment as principal accountants was terminated and Deloitte & Touche LLP was engaged as its principal accountants. The decision to change accountants was approved by the Registrant's managing general partner's directors. The Registrant did not consult Deloitte & Touche LLP regarding any matters or events set forth in Item 304(a)(2) of Regulation S-B prior to October 4, 1996.

         In connection with the audits of the two fiscal years ended December 31, 1995, and the subsequent interim period through October 4, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of KPMG Peat Marwick LLP on the consolidated financial statements of the Registrant as of and for the years ended December 31, 1995 and 1994, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except KPMG Peat Marwick LLP auditors' report on the consolidated financial statements of the Registrant as of and for the years ended December 31, 1995 and 1994 contained a separate paragraph stating:

          "The accompanying consolidated financial statements and financial statement schedules have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, in December 1995, a general partner of the Operating Partnerships received a notice from the mortgage lender that a net worth deficiency existed as defined under the terms of the mortgage agreement. If this net worth deficiency is not cured and an event of default results, the mortgage lender has the option, among other remedies, to demand immediate repayment of the Permanent Loan and accrued interest payable. It is uncertain whether the general partner can cure the net worth deficiency or repay all amounts due under the Permanent Loan. This matter raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans regarding this matter are also described in Note 5. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty."

See "Item 6, Management's Discussion and Analysis or Plan of Operation" for information relating to the current status of the alleged default under the Permanent Loan.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Neither the Registrant nor its general partner, One International Associates L.P. (the "General Partner"), have directors or officers. The general partner and sole limited partner of the General Partner are One International, Inc. and WFA, respectively. One International, Inc. manages and controls substantially all of the General Partner's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of One International, Inc. and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         One International Inc.     Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

     Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and
Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

     Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Each of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Registrant nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner or One International Inc.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation.

         Registrant is not required to and did not pay any compensation to the officers or directors of the general partner of the General Partner. The general partner of the General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The General Partner owns all the outstanding general partnership interests in the Registrant. In addition, an unrelated third party, Norwest Bank Minnesota, N.A., Norwest Corporation Pension Plan owns 31.5 Units which comprises an approximate 10.5% limited partnership interest in the Registrant. No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1997.

         (b)      Security Ownership of Management.

         None of the officers, directors or general partners of the General Partner or its affiliates beneficially own any Units.

         (c)      Changes in Control.

         There exists no arrangements known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.          Certain Relationships and Related Transactions.

         The partners of the General Partner and the partners, directors and officers of its affiliates receive no remuneration or other compensation from the Registrant or the Operating Partnerships.

         Under the terms of the Registrant's limited partnership agreement, the General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income and loss and expense reimbursements from the Registrant. Further, Winthrop Management (an affiliate of the General Partner) has entered into a management contract with the Operating Partnerships to perform various services for the Operating Partnership.

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant and the Operating Partnerships accrued for the account of the General Partner, WFA and their affiliates for the years ended December 31, 1996 and 1995:


Recipient                          Type of Compensation                         1996               1995
---------

Winthrop Management                Property Management                    $568,473            $497,743
                                   and Leasing Fees
The Guardian Force                 Security Fees                          $      -            $311,128
WFA (or affiliates)                Legal Fees                             $  6,270            $ 25,622


         There is no indebtedness to the Registrant by the General Partner, or its affiliates, or by any of their respective officers, directors or general partners.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                         WINTHROP MIAMI ASSOCIATES LIMITED
                         PARTNERSHIP

                         By:  One International Associates, L.P.,
                              its sole General Partner

                              By:  One International, Inc.
                                   its sole General Partner

                                   By: /s/ Michael L. Ashner
                                      Michael L. Ashner
                                      Chief Executive Officer

                             Date:  April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name          Title                     Date


/s/ Michael L. Ashner   Chief Executive           April 14, 1997
    Michael L. Ashner   Officer and Director


/s/ Edward V. Williams  Chief Financial Officer   April 14, 1997
    Edward V. Williams

                                                 Index to Exhibits

Exhibit
Number                     Document

(3)(4) Amended and Restated Limited Partnership Agreement of Winthrop Miami Associates Limited Partnership
                  (incorporated by reference to Exhibit A to the Prospectus)

(3)(4) Amended and Restated Limited Partnership Agreement of Miami Tower Associates Limited Partnership (incorporated by referenced to Exhibit B to the Prospectus)

(3)(4) Amended and Restated Limited Partnership Agreement of Miami Retail Associates Limited Partnership (incorporated by reference to Exhibit C to the Prospectus)

(3)(4) Amendment to Amended and Restated Partnership Agreement of Winthrop Miami Associates Limited Partnership dated August 23, 1995 (incorporated by reference to Registrant's Current Report on Form 8-K filed September
                  5, 1995)

(4)(a) Note dated November 7, 1991 made by Miami Retail Associates Limited Partnership and Miami Tower Associates Limited Partnership, collectively as maker, for the benefit of C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as payee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993 (Commission File No. 33-45291))

(4)(b) Mortgage dated November 7, 1991 made by Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership, collectively as mortgagor, to C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as mortgagee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

(4)(c) Escrow Agreement dated November 7, 1991 among Miami Tower Associates Limited Partnership, Miami Retail Associates Limited Partnership, C.P. Tower, Ltd., C.P. Retail, Ltd.
                  and Bankers Trust Company (incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

(8) Tax Opinion of Morgan, Lewis and Bockius (incorporated by reference to Exhibit D to the Prospectus)

(10)(a) Commercial Management Agreement dated November 7, 1991 between Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership, collectively as owner and Winthrop Management, as manager (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

10(b) Lease Agreement dated July 30, 1985 between the City of Miami and CenTrust Realty and Construction Company covering the Retail Space (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

10(c) Lease Agreement dated July 1, 1980 between the City of Miami, Florida and Dade Savings and Loan Association covering the air space in which the Office Tower is located (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

16. Letter dated October 10, 1996 from KPMG Peat Marwick LLP. (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 4, 1996)