Form 10QSB
period 1997-03-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1997-05-15
CIK 883424

                      SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
     X

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                      OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________



                       Commission file number 33-45291


                Winthrop Miami Associates Limited Partnership
      (Exact name of small business issuer as specified in its charter)


             Delaware                                  04-3131735
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 One International Place, Boston, MA                      02110
 (Address of principal executive office)                (Zip Code)


        Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X No

    WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1997



                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                         PART I - FINANCIAL INFORMATION




Item 1.   Consolidated Financial Statements
                                                                             1997                  1996
                                                                        ------------           --------

REVENUES:
      Rental income ............................................         $ 2,850,000          $ 2,492,000
      Operating expense and tax escalation
        reimbursements .........................................              77,000              165,000
      Interest income...........................................             133,000               94,000
                                                                          -----------          ----------
          Total Revenues........................................           3,060,000            2,751,000
                                                                          ----------           ----------

EXPENSES:
      Repairs and maintenance...................................             187,000              143,000
      Utilities.................................................             277,000              271,000
      Payroll...................................................             147,000              130,000
      Security .................................................              94,000               74,000
      Lease costs and rental expense............................             248,000              206,000
      Insurance.................................................              36,000               37,000
      Real estate and other taxes...............................             452,000              378,000
      Management fees ..........................................             142,000              174,000
      General and administrative................................             108,000               98,000
      Advertising...............................................              24,000               22,000
      Cleaning..................................................             130,000               63,000
      Interest expense..........................................           1,150,000            1,074,000
      Depreciation and amortization.............................             762,000              611,000
                                                                           ---------           ----------
          Total Expenses........................................           3,757,000            3,281,000

                                                                          ----------            ---------

   (Loss) before minority interest..............................            (697,000)            (530,000)

   Minority interest in loss....................................              81,000               72,000
                                                                         -----------        -------------

   Net (loss)...................................................         $  (616,000)          $ (458,000)
                                                                          ==========            =========

   NET (LOSS) ALLOCATED TO
      GENERAL PARTNER...........................................         $   (61,000)          $  (46,000)
                                                                          ==========            ==========

   NET (LOSS) ALLOCATED TO
      INVESTOR LIMITED PARTNERS.................................          $(555,000)            $(412,000)
                                                                          ==========             ========

   Net (Loss) Per Investor
      Limited Partner Unit......................................        $ (2,055.00)         $  (1,525.93)
                                                                        ===========           ===========

   Number of Investor Limited Partner
   Units Outstanding............................................                270                   270
                                                                   ================      ================


    WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1997


                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                                                                  1997                  1996
                                                                                              ------------          --------

Building and improvements, net of accumulated
  depreciation of $10,351,000 and $9,676,000
   respectively...................................................................            $48,374,000            $48,898,000
Tenant receivables, net of allowance for
   doubtful accounts of $4,000 and $27,000
   respectively...................................................................                225,000                207,000
Prepaid expenses and other assets.................................................                 92,000                291,000
Deferred rents receivable.........................................................              4,043,000              3,820,000
Deferred costs, net of accumulated amortization
  of $1,044,000 and $957,000 respectively.........................................               1,325,000             1,366,000
Cash and cash equivalents ........................................................               9,302,000             8,423,000
Other restricted cash and cash equivalents .......................................               3,598,000             3,262,000
Restricted cash collateral........................................................                 972,000             1,447,000
                                                                                              ------------            ----------

   TOTAL ASSETS...................................................................             $68,030,000           $67,714,000
                                                                                               ===========           ===========

                        LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Permanent Loan....................................................................              36,800,000            36,800,000
Accrued interest payable..........................................................              17,021,000            16,378,000
Prepaid tenant rent...............................................................                 280,000               225,000
Accounts payable and accrued liabilities..........................................                 739,000               491,000
Due to affiliate..................................................................                  63,000                56,000
Security deposits.................................................................                 531,000               533,000
                                                                                               -----------           -----------

   TOTAL LIABILITIES..............................................................              55,434,000            54,483,000
                                                                                              ------------           -----------

Commitments


Minority interest.................................................................               1,125,000             1,145,000
                                                                                              ------------         -------------


Partners' capital (deficit):
General Partner...................................................................              (4,061,000)           (4,000,000)
Limited Partners - 270 units issued and outstanding...............................              15,531,000            16,086,000
                                                                                               -----------           -----------

   TOTAL PARTNERS' CAPITAL........................................................              11,470,000            12,086,000
                                                                                               -----------           -----------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL........................................             $68,030,000           $67,714,000
                                                                                               ===========           ===========

   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1997



        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996





                                                                          Limited            General
                                                                          Partners           Partner           Total
                                                                       ------------        ----------       -----------



Balance, December 31, 1995 ......................                       $18,744,000      $ (3,704,000)      $15,040,000

Net loss.........................................                          (412,000)          (46,000)         (458,000)
                                                                        -----------        ----------        ----------

Balance, March 31, 1996..........................                        18,332,000        (3,750,000)       14,582,000
                                                                        ===========        ===========       ==========




Balance, December 31, 1996 ......................                       $16,086,000       $(4,000,000)      $12,086,000

Net loss.........................................                          (555,000)          (62,000)         (616,000)
                                                                       ------------        ----------         ---------

Balance, March 31, 1997..........................                        15,531,000        (4,061,000)       11,470,000
                                                                        ===========        ===========      ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                                                                    1997                  1996
                                                                                  --------              ------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)...........................................................        $  (616,000)           $(458,000)
   Minority interest in (loss)..........................................            (81,000)             (72,000)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Depreciation and amortization.....................................            762,000              611,000
      Bad debt expense (recovery) ......................................             (4,000)            (149,000)
      Changes in operating assets and liabilities:
        (Increase) in tenant and other receivables......................            (14,000)            (902,000)
        Decrease in insurance proceeds receivables......................             -                   554,000
        Decrease in prepaid expenses and other assets...................             99,000               41,000
        (Increase) in deferred rents receivable.........................           (223,000)             (67,000)
        (Decrease) increase in accounts payable,
            accrued liabilities and security deposits...................            246,000           (1,117,000)
        (Decrease) increase in due to affiliates........................              7,000              (33,000)
        (Decrease) increase in prepaid tenant rent......................             56,000              (71,000)
        Increase in accrued interest payable............................            643,000              774,000
                                                                                  ---------            ---------

   Net cash provided by operating activities............................            875,000              915,000
                                                                                 ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restrictive cash ........................................           (336,000)            (553,000)
   Expenditures for building and improvements...........................           (150,000)            (940,000)

   Net cash used in investing activities................................           (532,000)          (1,529,000)
                                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net withdrawals from mortgage escrow.................................            475,000            1,833,000
   Minority interest capital contributions received.....................             61,000              263,000
                                                                                -----------          -----------


   Net cash provided by financing activities............................            536,000            2,096,000
                                                                                -----------          -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS...............................            879,000            1,482,000


   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................          8,423,000            6,708,000
                                                                                 ----------          -----------


   CASH AND CASH EQUIVALENTS, END OF PERIOD.............................        $ 9,302,000          $ 8,190,000
                                                                                ===========          ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest...............................................          $ 506,657          $   300,000
                                                                                  =========          ===========

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31,1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Settlement Agreement

         In February 1996 the Operating Partnerships settled a lawsuit, which had commenced in 1993, with Great Western Bank ("Great Western"). The Operating Partnerships had taken the position that Great Western's lease is a net lease. Great Western took the position that its lease was a full service lease. Great Western had withheld operating escalation charges billed to it during 1994, 1993, and 1992. Unable to resolve this dispute with Great Western, the Operating Partnerships commenced legal action against Great Western. Great Western, filed a counter lawsuit regarding certain lease violations by the Operating Partnerships. In February 1996, the parties entered into a negotiated settlement agreement whereby the tenant agreed to pay the Operating Partnerships approximately $950,000, of which $250,000 was contingent upon completion of certain building improvements and signage installation. Their lease was restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year. The Partnership received the final payment during the third quarter of 1996.


3.       Accounting Change

         On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




4.       Related Party Transactions

         Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Fees of $142,000 were earned by affiliates during the period ending March 31, 1997.

         The Operating Partnerships owed affiliates of the General Partner $63,000 at March 31, 1997 as reimbursement for various costs incurred in the ordinary course of operations.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997



Item 2.  Management's Discussion and Analysis or Plan of Operation

         This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The Registrant's sole assets are its approximately 88% interest in each of Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"). Miami Tower and Miami Retail (collectively, the "Operating Partnerships") own a 37-story commercial office building located in Miami, Florida and a ground floor retail arcade located in the same building, respectively (the "Property"). The Operating Partnerships generate rental revenue from the Property and are responsible for the Property's operating expenses, administrative expenses, debt service and capital improvements. No distributions were made to partners in 1995 and 1996 and none are anticipated to be made in this fiscal year.

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. There were no distributions received from the Operating Partnerships during the three months ended March 31, 1997. The Registrant used cash reserves to satisfy administrative and other expenses during the three months ended March 31, 1997.

         The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, increased $879,000 during the three months ended March 31, 1997, as compared to December 31, 1996. This increase was due to increases of $536,000 in cash provided by financing activities and $875,000 in cash provided by operating activities which were partially offset by $532,000 of cash used in investing activities. Cash provided by financing activities consisted of $61,000 of minority interest capital contributions and $475,000 from withdrawals of mortgage escrows. Cash used by investing activities consisted of a $336,000 increase in restricted cash, $150,000 of additions to building and improvements and $46,000 of deferred leasing commissions paid.

         In addition to unrestricted cash, the Registrant maintains an escrow account, as required under the loan documents for the debt encumbering the Property (the "Permanent Loan"). The escrow account was established to fund certain capital and other approved expenditures, including leasing costs, and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At March 31, 1997, the balance in this account was $972,000 and is included in restricted cash and cash equivalents.

         On October 14, 1994, the Property's fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, Miami Tower settled its insurance claim relating to damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000. Under the terms of Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of the escrow account at March 31, 1997, was approximately $2,552,000 and is included in restricted cash and cash equivalents. The repair and maintenance work associated with the damage and the structural buildout is complete.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997



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

         The Property is encumbered by a participating loan in the amount of $36,800,000, plus approximately $17,000,000 of accrued interest. Minimum interest payments of 7% per annum are required beginning November 1996. Based on current projections of the Property's operations, it is anticipated that cash flow from operations will be sufficient to satisfy the required minimum interest payments for 1997. In December 1995, the RTC notified the Operating Partnerships that an event of default existed under the Permanent Loan encumbering the properties due to net worth of Winthrop Financial Associates ("WFA") being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships can cure this event of default if an independent appraisal of the Property indicates that the sum of the amount by which the fair market value of the Property exceeds of $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the event of default can be cured if WFA deposits with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeds $44,000,000. The RTC is in process of obtaining their own appraisal to determine compliance with the forementioned provision. The Registrant believes, based on its understanding of the market value of similar properties, that the property should have an appraised value sufficient to cure the default. In the event the appraised value and WFA's net worth are not sufficient to cure the deficiency, and WFA does not deposit with the RTC the amount required to cure the deficiency, the RTC has the option, among other remedies, to accelerate the maturity of the permanent loan and make all amounts under the loan immediately due and payable, in which case the Registrant's property could be lost through foreclosure.

         In addition to the events described, on March 12, 1997, WFA, the Operating Partnerships and the FDIC (which has assumed the interests of the RTC) entered into an agreement (the "Loan Acquisition Agreement") pursuant to which WFA agreed to acquire the Permanent Loan. Under the proposed terms of the Loan Acquisition Agreement, WFA agreed to purchase the Permanent Loan at a discount from the FDIC. In addition, WFA made a deposit payment to the FDIC of $500,000. It is expected that the acquisition of the Permanent Loan will occur, if at all, on or prior to May 30, 1997. If this transaction is ultimately consummated, it is expected that the current technical default under the Permanent Loan will be excused. Under the terms of the Loan Acquisition Agreement, the deposit was applied as a payment and reduction of accrued interest at March 31, 1997. Accordingly, the Partnership has reimbursed WFA for the full amount of the deposit in April 1997.

         Results of Operations

         Operating results, before minority interest, declined by $167,000 for the three months ended March 31, 1997, as compared to 1996 as increased revenues were more than offset by increased expenses.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997




Item 2.  Management's Discussion and Analysis or Plan of Operations

         Liquidity and Capital Resources (Continued)


         Revenues improved by $309,000 for the three months ended March 31,

         1997, as compared to 1996, due to increases in rental income of $358,000 and interest income of 39,000 which was partially offset by a decrease in other income of $88,000. Rental revenues increased due to an increase in rental rates with occupancy remaining constant at approximately 85%. Other income declined due to a decrease in bad debt recovery income relating to the Great Western lease, which was offset by increases in tenant sundry billings.

         The following table sets forth the occupancy rates for the three months ended March 31, 1996 and 1997 and the associated gross rental per square foot amount (based on generally accepted accounting principals) at the Property.

                                                                        Average Annual Total Gross
                 Date            Percentage Occupancy Rate        Rental per SF of Occupied Space


            March 31, 1996                  85%                                $20.04
            March 31, 1997                  85%                                $22.92

         Expenses for the three months ended March 31, 1997, as compared to 1996, increased by $476,000 primarily due to increases in repairs and maintenance ($44,000), payroll ($17,000), security ($20,000), lease costs and rental expense ($42,000), real estate taxes ($74,000), cleaning ($67,000), interest expense ($76,000), and depreciation and amortization (151,000). Repairs and maintenance increased due to higher contract prices and additional upkeep required in the current year comparative period. Lease costs and rental expense increased due to CPI increases associated with the various leases (ground rent, lighting and air rights) that are in place. Real estate taxes increased due to a 1995 tax settlement finalized and paid in 1997. Cleaning expenses increased due to contract price increases as well as additional space cleaned. The increase in interest expense was attributable to the impact of interest compounding on the mortgage note. Depreciation expense increased due to an increase in tenant improvements required under newly executed leases. Amortization expense increased due to an increase in deferred costs associated with new leasing activities. Management fees decreased due to the receipt of the Great Western receivable in 1996 offset by increased rent collections.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8K:

         No Reports of Form 8-K were filed during the three months ended March 31, 1997.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-QSB MARCH 31, 1997

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


                   WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                  (Registrant)

                         BY:    ONE INTERNATIONAL ASSOCIATES
                                LIMITED PARTNERSHIP,
                                ITS GENERAL PARTNER

                         BY:    ONE INTERNATIONAL, INC.
                                ITS GENERAL PARTNER


                         BY:    /S/Michael L. Ashner
                                Michael L. Ashner
                                Chief Executive Officer


                         BY:    /S/Edward V. Williams
                                Edward V. Williams
                                Chief Financial Officer



                                             DATED: May 15, 1997