Form 10QSB
period 1997-06-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1997-08-14
CIK 883424

                        SECURITIES AND EXCHANGE COMMISION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 33-45291

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                04-3131735
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER ID. NO.)
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

                                       YES      X         NO ______

     WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1997
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                     For the Three Month Period         For the Six Month Period
                                                                         Ended June 30, 1997               Ended June 30, 1997

                                                                          1997             1996          1997               1996
                                                                          ----             ----          ----               ----

REVENUES:

      Rental income .............................................    $  2,845             2,531     $    5,695    $        5,023
      Operating expense and tax escalation
        reimbursements .........................................          145                38             22               203
      Interest income...........................................          138               170            271               264
                                                                   ----------      ------------    -----------     -------------

          Total Revenues........................................        3,128             2,739          6,188             5,490
                                                                   ----------      ------------    -----------     --------------


EXPENSES:

      Repairs and maintenance...................................          164               183            351               326
      Utilities.................................................          262               238            539               509
      Payroll...................................................          146               143            293               273
      Security .................................................          104               101            198               175
      Lease costs and rental expense............................          214               205            462               411
      Insurance.................................................           36                38             72                75
      Real estate and other taxes...............................          349               358            801               736
      Management fees ..........................................          149               129            291               303
      General and administrative................................           77               141            185               239
      Advertising...............................................           38                50             62                72
      Cleaning..................................................          136               179            266               242
      Interest expense..........................................        1,240             1,124          2,390             2,198
      Depreciation and amortization.............................          658               660          1,420             1,271
                                                                   ----------      ------------    -----------     -------------
           Total Expenses........................................       3,573             3,549          7,330             6,830
                                                                   ----------      ------------    -----------     -------------

   Net Operating Loss...........................................         (445)             (810)        (1,142)           (1,340)


   Gain due to refinancing......................................        1,895                 -          1,895                 -
                                                                   ----------      ------------    -----------     -------------

   Net Income (Loss) before minority interest...................        1,450              (810)           753            (1,340)

   Minority interest in (Income) loss...........................         (180)              106            (92)              178
                                                                   ----------      ------------    -----------    --------------


   Net Income (loss)............................................     $  1,270          $   (704)    $      661    $       (1,162)
                                                                   ==========      ============    ===========     =============

   NET INCOME (LOSS) ALLOCATED TO
      GENERAL PARTNER...........................................     $    127          $    (70)    $       66    $         (116)
                                                                   ==========      ============    ===========     =============
   NET INCOME (LOSS) ALLOCATED TO
      INVESTOR LIMITED PARTNERS.................................     $  1,143          $   (634)    $      595    $       (1,046)
                                                                   ==========      ============    ===========     =============

   Net Income (Loss) Per Investor
      Limited Partner Unit......................................   $ 4,233.34      $  (2,348.15)    $ 2,203.70    $    (3,874.07)
                                                                   ==========      ============    ===========     ==============
   Number of Investor Limited Partner
      Units Outstanding.........................................          270               270            270               270
                                                                   ==========      ============    ===========     =============

                 See notes to consolidated financial statements



     WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1997

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                                   UNAUDITED    AUDITED
                                                                     1997        1996
                                                                     ----        ----
                                     ASSETS

Building and improvements, net of accumulated
   depreciation of $10,926 and $9,676
   respectively ...............................................   $ 47,975    $ 48,898
Tenant receivables, net of allowance for
   doubtful accounts of $4 and $27
   respectively ...............................................         99         207
Prepaid expenses and other assets .............................        170         291
Deferred rents receivable .....................................      4,202       3,820
Deferred costs, net of accumulated amortization
  of $1,127 and $957 respectively .............................      1,399       1,366
Cash and cash equivalents .....................................      5,711       8,423
Other restricted cash and cash equivalents ....................      7,671       3,262
Restricted cash collateral ....................................         68       1,447
                                                                  --------    --------

   TOTAL ASSETS ...............................................   $ 67,295    $ 67,714
                                                                  ========    ========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Permanent Loan ................................................     51,158      36,800
Accrued interest payable ......................................        405      16,378
Prepaid tenant rent ...........................................        296         225
Accounts payable and accrued liabilities ......................      1,061         491
Due to affiliate ..............................................       --            56
Distribution payable ..........................................      2,727        --
Security deposits .............................................        504         533
                                                                  --------    --------

   TOTAL LIABILITIES ..........................................     56,151      54,483
                                                                  --------    --------


Commitments

Minority interest .............................................      1,124       1,145
                                                                  --------    --------

Partners' capital (deficit):

General Partner ...............................................     (3,961)     (4,000)
Limited Partners - 270 units issued and outstanding ...........     13,981      16,086
                                                                  --------    --------

   TOTAL PARTNERS' CAPITAL ....................................     10,020      12,086
                                                                  --------    --------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL ....................   $ 67,295    $ 67,714
                                                                  ========    ========


                 See notes to consolidated financial statements

     WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1997

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                          Limited      General
                                          Partners     Partner      Total
                                          --------     -------      -----


Balance, December 31, 1995 ............   $ 18,744    $ (3,704)   $ 15,040

Net loss ..............................     (1,046)       (116)     (1,162)
                                          --------    --------    --------

Balance, June 30, 1996 ................     17,698      (3,820)     13,878
                                          ========    ========    ========




Balance, December 31, 1996 ............   $ 16,086    $ (4,000)   $ 12,086

Distribution Payable ..................     (2,700)        (27)     (2,727)

Net Income ............................        595          66         661
                                          --------    --------    --------

Balance, June 30, 1997 ................     13,981      (3,961)     10,020
                                          ========    ========    ========

                 See notes to consolidated financial statements



     WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP FORM 10-QSB JUNE 30, 1997

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                                    1997       1996
                                                                                  -------    -------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net Income (loss) ..........................................................   $   661    $(1,162)
   Minority interest in Income (loss) .........................................        92       (178)
   Adjustments to reconcile net Income (loss) to net cash provided by operating activities:

      Depreciation and amortization ...........................................     1,420      1,271
      Bad debt recovery .......................................................        (5)      (117)
      Changes in operating assets and liabilities:

        Decrease in tenant and other receivables ..............................       113        889
        Decrease in insurance proceeds receivables ............................      --          554
        Decrease in prepaid expenses and other assets .........................       120        145
        Increase in deferred rents receivable .................................      (382)      (133)
        (Decrease) increase in accounts payable,

            accrued liabilities and security deposits .........................       542     (2,262)
        Decrease in due to affiliates .........................................       (56)       (26)
        (Decrease) increase in prepaid tenant rent ............................        71       (154)
        (Decrease) increase in accrued interest payable .......................    (1,615)     1,288
                                                                                  -------    -------

   Net cash provided by operating activities ..................................       961        115
                                                                                  -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in restricted cash and cash equivalents ...........................    (4,409)      (806)
   Expenditures for building and improvements .................................      (327)      (431)
   Deferred costs .............................................................      (203)       (87)
                                                                                  -------    -------
   Net cash used in investing activities ......................................    (4,939)    (1,324)
                                                                                  -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:


   Net withdrawals from mortgage escrow .......................................     1,379      2,202
   Distributions paid to minority partner .....................................      (174)      --
   Minority interest capital contributions received ...........................        61        318
                                                                                  -------    -------

   Net cash provided by financing activities ..................................     1,266      2,520
                                                                                  -------    -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................    (2,712)     1,311

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................     8,423      6,708
                                                                                  -------    -------


   CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................   $ 5,711    $ 8,019
                                                                                  =======    =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest .....................................................   $ 2,110    $   910
                                                                                  =======    =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Accrued Distributions to Partners ..........................................   $ 2,727    $  --
                                                                                  =======    =======
   Gain from Refinancing (see note 5) .........................................   $ 1,895    $  --
                                                                                  =======    =======

                 See notes to consolidated financial statements

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                           FORM 10 - QSB JUNE 30, 1997

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       RELATED PARTY TRANSACTIONS

         Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Fees of $349,000 were earned by affiliates during the period ending June 30, 1997. For the period ending June 30, 1996 fees of $303,000 were earned by affiliates.

         The Operating Partnerships paid affiliates of the General Partner $171,000 at June 30, 1997 as reimbursement for various costs incurred in the ordinary course of operations. At June 30, 1996 $40,000 was owed to the General Partner.

5.       SALE OF THE PERMANENT LOAN

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the existing mortgage loan encumbering the Property (the "Loan"). The total outstanding debt balance of $51.1 million payable by the Partnership represents the prior principal balance of $36,800,000 plus accrued interest payable of $14,358,000. In connection with the sale of the Loan, the Operating Partnerships recognized a gain of $1,895,000 for financial reporting purposes, representing amounts previously accrued under generally accepted accounting principles using the effective interest method.

         The Loan bears interest at 9.5% per annum and requires interest only payments until July, 1999 when principal payments of $48,660 per month become due. The loan is scheduled to mature on May 30, 2001.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

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

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. In June 1997 the Operating Partnerships made a distribution of $1,227,000 to the Registrant and $174,000 to the minority partner. The Registrant used cash reserves to satisfy administrative and other expenses during the six months ended June 30, 1997. In addition, on July 3, 1997 the Registrant distributed $10,000 per investment unit which represented a portion of the funds previously held by the Operating Partnerships as reserves.

         The Registrant's level of liquidity, on a consolidated basis, decreased $2,712,000 during the six months ended June 30, 1997, as compared to December 31, 1996. This decrease was due to $4,939,000 of cash used in investing activities which were partially offset by increases of $1,266,000 in cash provided by financing activities and $961,000 in cash provided by operating activities. Cash used by investing activities consisted of a $4,409,000 increase in restricted cash, $327,000 of additions to building and improvements and $203,000 of deferred leasing commissions paid. Cash provided by financing activities consisted of $61,000 of minority interest capital contributions and $1,379,000 from withdrawals of mortgage escrows offset by $174,000 in distributions paid to the minority partner.

         In addition to unrestricted cash, the Registrant maintains an escrow account, as required under the loan documents for the debt encumbering the Property (the "Permanent Loan"). The escrow account was established to fund certain capital and other approved expenditures, including leasing costs, and is secured by a letter of credit. The Registrant maintains a cash collateral account to secure its obligations under the letter of credit. At June 30, 1997, the balance in this account was $68,000 (after interest proceeds were transferred to the Registrant's cash flow account) and appears on the balance sheet as restricted cash collateral. This balance will be transferred to the Registrant's cash flow account in the third quarter.

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the existing mortgage loan encumbering the Property (the "Loan"). The total outstanding debt balance of $51.1 million payable by the Partnership represents the prior principal balance of $36,800,000 plus accrued interest payable of $14,358,000. In connection with the sale of the Loan, the Operating Partnerships recognized a gain of $1,895,000 for financial reporting purposes, representing amounts previously accrued under generally accepted accounting principles using the effective interest method.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Liquidity and Capital Resources (continued)

         The Loan bears interest at 9.5% per annum and requires interest only payments until July, 1999 when principal payments of $48,660 per month become due. The loan is scheduled to mature on May 30, 2001.

         At the time of closing Travelers required the Operating Partnerships to establish escrow accounts for Capital and Leasing improvements, Real Estate Taxes and Security Deposits. The balances at June 30, 1997 were $6,094,000, $907,000 and $504,000 respectively.

         On October 14, 1994, the Property's fire suppression systems malfunctioned, causing severe water damage to the Property. The damage was substantially covered by insurance. During 1995, Miami Tower settled its insurance claim relating to damage. The insurance carrier agreed to pay Miami Tower approximately $8,942,000. Under the terms of Permanent Loan, insurance proceeds were placed into an escrow account under the control of the RTC. The balance of this escrow amount was approximately $2,562,000 at the time of the refinancing and was transferred to the Travelers Capital and Leasing Improvement Escrow Account.

         Results of Operations

         The Net Operating Loss, of the Partnership decreased by $198,000 for the six months ended June 30, 1997, as compared to 1996 as a result of a $698,000 increase in revenues which was partially offset by an increase of $500,000 in expenses.

         Revenues improved for the six months ended June 30, 1997, as compared to 1996, due to increases in rental income of $672,000 and other income of $19,000. Rental revenues increased due to an increase in rental rates with occupancy increasing slightly to approximately 84%. Other income was higher due to increases in tenant related extra service billings.

         The following table sets forth the occupancy rates for the six months ended June 30, 1996 and 1997 and the associated gross rental per square foot amount (based on generally accepted accounting principles) at the Property.

                                                   AVERAGE ANNUAL TOTAL GROSS

    DATE            PERCENTAGE OCCUPANCY RATE    RENTAL PER SF OF OCCUPIED SPACE
    ----            -------------------------    -------------------------------

June 30, 1997                  83%                                $20.66
June 30, 1997                  84%                                $23.20


         Expenses for the six months ended June 30, 1997, as compared to 1996, increased due to increases in interest expense ($192,000), depreciation and amortization ($149,000), real estate taxes ($65,000), lease costs and rental expense ($51,000), utilities ($30,000), repairs and maintenance ($25,000), payroll ($20,000), security ($23,000) and cleaning ($24,000). The increase in interest expense was attributable to the impact of interest compounding on the mortgage note prior to the acquisition of the Loan on May 30, 1997. Depreciation and amortization increased due to an increase in tenant improvements and deferred costs associated with newly executed leases. A 1995 unfavorable tax settlement increased real estate taxes in 1997 but was partially offset by a tax

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Results of Operations (continued)

         refund relating to 1996. Lease costs and rental expense increased due to CPI increases associated with the various leases (ground rent, lighting and air rights) that are in place. Utilities have increased due to higher fuel prices coupled with increased consumption. Repairs and maintenance increased due to higher contract prices and additional upkeep required in the current year comparative period. Payroll, security and cleaning increases are higher due to slightly increased occupancy along with annual price increases. These increases were partially offset by decreases in general and administrative expense ($54,000), management fees ($12,000), advertising ($10,000) and insurance ($3,000). G&A decreased due to Great Western legal expenses incurred during the settlement of 1996. Management fees decreased due to the receipt of the Great Western receivable in 1996 offset by increased rent collections in 1997. Advertising was lower due to signage costs incurred in the second quarter of 1996.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8K:

         No Reports of Form 8-K were filed during the three months ended June 30, 1997.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10 - QSB JUNE 30, 1997

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

                                                         DATED: August 14, 1997