Form 10QSB
period 1997-09-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1997-11-12
CIK 883424

                        SECURITIES AND EXCHANGE COMMISION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________


                         Commission file number 33-45291

                  Winthrop Miami Associates Limited Partnership
        (Exact name of small business issuer as specified in its charter)

          Delaware                                             04-3131735
(State or other jurisdiction of                           (IRS Employer ID No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                               02142
(Address of principal executive office)                          (Zip Code)


        Registrant's telephone number, including area code (617) 234-3000


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

                         PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements

In Thousands, Except Unit Data)                For the Three Month Period  For the Nine Month Period
                                                 Ended September 30, 1997  Ended September 30, 1997
                                                     1997         1996        1997          1996
                                                 -----------  -----------  -----------  -----------
REVENUES:
      Rental income .........................    $     2,899  $     2,541  $     8,594  $     7,564
      Operating expense and tax escalation
        reimbursements ......................            136          338          358          541
      Interest Income .......................            100          125          371          389
                                                 -----------  -----------  -----------  -----------
          Total Revenues ....................          3,135        3,004        9,323        8,494
                                                 -----------  -----------  -----------  -----------

EXPENSES:
      Repairs and maintenance ...............            153          176          504          502
      Utilities .............................            286          353          825          862
      Payroll ...............................            150          123          443          396
      Security ..............................             90          117          288          292
      Lease costs and rental expense ........            213          221          675          632
      Insurance .............................             38           37          110          112
      Real estate and other taxes ...........            415          366        1,216        1,102
      Management fees .......................            142          133          433          436
      General and administrative ............             51           78          236          317
      Advertising ...........................             28           40           90          112
      Cleaning ..............................            136          146          402          388
      Interest expense ......................          1,215        1,119        3,605        3,317
      Depreciation and amortization .........            736          637        2,156        1,908
                                                 -----------  -----------  -----------  -----------

          Total Expenses ....................          3,653        3,546       10,983       10,376
                                                 -----------  -----------  -----------  -----------

   Net Operating Loss .......................           (518)        (542)      (1,660)      (1,882)

   Gain due to refinancing ..................             --           --        1,895           --
                                                 -----------  -----------  -----------  -----------

   Net Income (Loss) before minority interest           (518)        (542)         235       (1,882)

   Minority interest in (Income) loss .......             65           71          (30)         249
                                                 -----------  -----------  -----------  -----------

   Net Income (loss) ........................    $      (453) $      (471) $       205  $    (1,633)

                                                 ===========  ===========  ===========  ===========

   NET INCOME (LOSS) ALLOCATED TO
      GENERAL PARTNER .......................    $       (45) $       (47) $        21  $      (163)
                                                 ===========  ===========  ===========  ===========

   NET INCOME (LOSS) ALLOCATED TO
      INVESTOR LIMITED PARTNERS .............    $      (408) $      (424) $       184  $    (1,470)
                                                 ===========  ===========  ===========  ===========

   Net Income (Loss) Per Investor
      Limited Partner Unit ..................    $ (1,512.44) $ (1,570.00) $    684.66  $ (5,444.44)
                                                 ===========  ===========  ===========  ===========

   Number of Investor Limited Partner
   Units Outstanding ........................            270          270          270          270
                                                 ===========  ===========  ===========  ===========

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                     ASSETS

                                                              UNAUDITED    AUDITED
                                                                1997         1996
                                                             ----------   ----------
Building and improvements, net of accumulated
  depreciation of $11,582 and $9,676 respectively .......    $   47,568   $   48,898
Tenant receivables, net of allowance for
   doubtful accounts of $20 and $27 respectively ........           131          207
Prepaid expenses and other assets .......................           109          291
Deferred rents receivable ...............................         4,310        3,820
Deferred costs, net of accumulated amortization
  of $1,207 and $957 respectively .......................         1,391        1,366
Cash and cash equivalents ...............................         2,704        8,423
Other restricted cash and cash equivalents ..............         7,540        3,262
Restricted cash collateral ..............................            --        1,447
                                                             ----------   ----------

   TOTAL ASSETS .........................................    $   63,753   $   67,714
                                                             ==========   ==========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Permanent Loan ..........................................    $   51,158   $   36,800
Accrued interest payable ................................            --       16,378
Prepaid tenant rent .....................................           334          225
Accounts payable and accrued liabilities ................         1,299          491
Due to affiliate ........................................            --           56
Security deposits .......................................           336          533
                                                             ----------   ----------

   TOTAL LIABILITIES ....................................    $   53,127   $   54,483
                                                             ----------   ----------

Commitments

Minority interest .......................................         1,062        1,145
                                                             ----------   ----------

Partners' capital (deficit):
General Partner .........................................        (4,006)      (4,000)

Limited Partners - 270 units issued and outstanding .....        13,570       16,086
                                                             ----------   ----------

   TOTAL PARTNERS' CAPITAL ..............................         9,564       12,086
                                                             ----------   ----------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL ..............    $   63,753   $   67,714
                                                             ==========   ==========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)


                                Limited       General
                                Partners      Partner         Total

Balance, December 31, 1995      $ 18,744      $ (3,704)     $ 15,040

Net loss ..................       (1,470)         (163)       (1,633)
                                --------      --------      --------

Balance, September 30, 1996     $ 17,274      $ (3,867)     $ 13,407
                                ========      ========      ========

Balance, December 31, 1996      $ 16,086      $ (4,000)     $ 12,086

Distribution Paid .........       (2,700)          (27)       (2,727)

Net Income ................          184            21           205
                                --------      --------      --------

Balance, September 30, 1997     $ 13,570      $ (4,006)     $  9,564
                                ========      ========      ========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                               1997        1996
                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss) ................................................     $   205      $(1,162)
     Minority interest in Income (loss) ...............................          30         (178)
     Adjustments to reconcile net Income (loss) to net cash provided by operating activities:
        Depreciation and amortization .................................       2,156        1,271
        Bad debt write-offs ...........................................          (7)        (117)
        Changes in operating assets and liabilities:
         Decrease in tenant and other receivables .....................          83          889
         Decrease in insurance proceeds receivables ...................          --          554
         Decrease in prepaid expenses and other assets ................         182          145
         Increase in deferred rents receivable ........................        (490)        (133)
         (Decrease) increase in accounts payable,
              accrued liabilities and security deposits ...............         611       (2,262)
         Decrease in due to affiliates ................................         (56)         (26)
         (Decrease) increase in prepaid tenant rent ...................         109         (154)
         (Decrease) increase in accrued interest payable ..............      (2,020)       1,288
                                                                            -------      -------

     Net cash provided by operating activities ........................         803          115
                                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in restricted cash and cash equivalents .................      (4,278)        (806)
     Expenditures for building and improvements .......................        (576)        (431)
     Deferred costs ...................................................        (275)         (87)
                                                                            -------      -------
     Net cash used in investing activities ............................      (5,129)      (1,324)
                                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net withdrawals from mortgage escrow .............................       1,447        2,202
     Distributions paid to minority partner ...........................        (174)          --
     Distributions paid to partners ...................................      (2,727)          --
     Minority interest capital contributions received .................          61          318
                                                                            -------      -------

     Net cash provided by financing activities ........................      (1,393)       2,520
                                                                            -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................      (5,719)       1,311


     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................       8,423        6,708
                                                                            -------      -------

     CASH AND CASH EQUIVALENTS, END OF PERIOD .........................     $ 2,704      $ 8,019
                                                                            =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid for interest ...........................................     $ 3,730      $   910
                                                                            =======      =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

     Gain from Refinancing (see note 5) ...............................     $ 1,895      $    --
                                                                            =======      =======

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1996.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Settlement Agreement

         In February 1996 the Operating Partnerships settled a lawsuit, which had commenced in 1993, with Great Western Bank ("Great Western"). The Operating Partnerships had taken the position that Great Western's lease is a net lease. Great Western took the position that its lease was a full service lease. Great Western had withheld operating escalation charges billed to it during 1994, 1993, and 1992. Unable to resolve this dispute with Great Western, the Operating Partnerships commenced legal action against Great Western. Great Western filed a counter lawsuit regarding certain lease violations by the Operating Partnerships. In February 1996, the parties entered into a negotiated settlement agreement whereby the tenant agreed to pay the Operating Partnerships approximately $950,000, of which $250,000 was contingent upon completion of certain building improvements and signage installation. Their lease was restructured, resulting in higher base lease rates over the remaining lease term; a reduction in leased space of approximately 6,000 square feet; and a full service lease with a 1996 base year. The Partnership received the final payment during the third quarter of 1996.


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

                        FORM 10 - QSB SEPTEMBER 30, 1997

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.       Related Party Transactions

         Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Fees of $519,000 were earned by affiliates during the period ending September 30, 1997. For the period ending September 30, 1996 fees of $597,000 were earned by affiliates.

         The Operating Partnerships owed affiliates of the General Partner $0 and $48,000 at September 30, 1997 and September 30, 1996, respectively as reimbursement for various costs incurred in the ordinary course of operations.

5.       Sale of the Permanent Loan

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the existing mortgage loan encumbering the Property (the "Loan"). The total outstanding debt balance of $51.1 million payable by the Partnership represents the prior principal balance of $36,800,000 plus accrued interest payable of $14,358,000. In connection with the sale of the Loan, the Operating Partnerships recognized a gain of $1,895,000 for financial reporting purposes, representing amounts previously recorded under generally accepted accounting principles using the effective interest method.

         The Loan bears interest at 9.5% per annum and requires interest only payments until July 1999 when principal payments of $48,660 per month become due. The loan is scheduled to mature on May 30, 2001 at which time a balloon payment of $50,039,000 will be due.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997



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

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. In June 1997 the Operating Partnerships made a distribution of $1,227,000 to the Registrant and $174,000 to the minority partner. On July 3, 1997 the Registrant distributed $10,000 per investment unit or $2,700,000 which represented a portion of the funds previously held by the Operating Partnerships as reserves. The Registrant used cash reserves to satisfy administrative and other expenses during the nine months ended September 30, 1997.

         The Registrant's level of liquidity, on a consolidated basis, decreased $5,719,000 during the nine months ended September 30, 1997, as compared to December 31, 1996. This decrease was due to $5,129,000 of cash used in investing activities and $1,393,000 in cash used by financing activities which were partially offset by $803,000 in cash provided by operating activities. Cash used by investing activities consisted of a $4,278,000 increase in restricted cash, $576,000 of additions to building and improvements and $275,000 of deferred leasing commissions paid. Cash provided by financing activities consisted of $61,000 of minority interest capital contributions and $1,447,000 from withdrawals of mortgage escrows offset by $174,000 and $2,727,000 in distributions paid to the minority partner and the general and limited partners.

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the existing mortgage loan encumbering the Property (the "Loan"). The total outstanding debt balance of $51.1 million payable by the Partnership represents the prior principal balance of $36,800,000 plus accrued interest payable of $14,358,000. In connection with the sale of the Loan, the Operating Partnerships recognized a gain of $1,895,000 for financial reporting purposes, representing amounts previously recorded under generally accepted accounting principles using the effective interest method.

         The Loan bears interest at 9.5% per annum and requires interest only payments until July 1999 when principle payments of $48,660 per month become due. The loan is scheduled to mature on May 30, 2001 at which time a balloon payment of $50,039,000 will be due.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997


Item 2.  Management's Discussion and Analysis or Plan of Operations

         Liquidity and Capital Resources (continued)

         At the time of closing Travelers required the Operating Partnership to establish escrow accounts for Capital and Leasing Improvements, Real Estate Taxes and Security Deposits. The balances at September 30, 1997 were $5,667,000, $1,371,000 and $336,000 respectively.


         Results of Operations

         The Net Operating Loss of the Partnership decreased by $222,000 for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996 as a result of an $829,000 increase in revenues which was partially offset by a $607,000 increase in expenses.

         Revenues increased for the nine months ended September 30, 1997, as compared to 1996, due to increases in rental income of $1,030,000 which was partially offset by decreases in other income of $183,000 and interest income of $18,000. Rental revenues increased due to an increase in rental rates from $20.47 per square foot to $23.17 per square foot and an increase in occupancy from 83% to 85%. Other income decreased in 1997 compared to 1996 due to non-recurring payment of the Great Western settlement of $259,000 received in September 1996.

         Expenses for the nine months ended September 30, 1997, as compared to 1996, increased due to increases in interest expense ($288,000), depreciation and amortization ($248,000), real estate taxes ($114,000), lease costs and rental expense ($43,000), payroll ($47,000), and cleaning ($14,000). The increase in interest expense was attributable to the impact of interest compounding on the mortgage note prior to the acquisition of the Loan on May 30,1997. Depreciation and amortization increased due to an increase in tenant improvements and deferred costs associated with newly executed leases. Real estate taxes increased in 1997 due to assessment and rate increases along with a 1995 unfavorable tax settlement. These were partially offset by a 1996 tax refund. Lease costs and rental expense increased due to CPI increases associated with the various leases (ground rent, lighting and air rights) that are in place. Payroll and cleaning increases are higher due to slightly increased occupancy along with annual price increases. These increases were partially offset by decreases in general and administrative expense ($81,000), utilities ($37,000) and advertising ($22,000). General and administrative expenses decreased due to Great Western legal expenses incurred during the settlement of 1996. Utility expenses decreased due to increases in tenant overtime reimbursements. Advertising was lower due to signage costs incurred 1996.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8K:

         No Reports of Form 8-K were filed during the three months ended September 30, 1997.

                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1997

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


                             WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                                     (Registrant)

                                   BY:    ONE INTERNATIONAL ASSOCIATES
                                          LIMITED PARTNERSHIP,
                                          ITS GENERAL PARTNER

                                   BY:    ONE INTERNATIONAL, INC.
                                          ITS GENERAL PARTNER


                                   BY:    /s/Michael L. Ashner
                                       -------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer


                                   BY:    /s/Edward V. Williams
                                       -------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer


DATED: November 12, 1997