Form 10KSB
period 1997-12-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1998-03-31
CIK 883424

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934
                                                             Commission File
For the fiscal year ended December 31, 1997                  Number  33-45291
                          -----------------

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

        Delaware                                         04-3131735
-----------------------                      ---------------------------------
(State of organization)                      (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                          02142
--------------------------------------------                        ----------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code:              (617) 234-3000
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Registrant's revenues for its most recent fiscal year were $12,508,989.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

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

         In 1992, the Registrant sold pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission 270 units of limited partnership interest (the "Units") at a purchase price of $100,000 per Unit. The business of the Registrant is investing as an 88% general partner in each of the Operating Partnerships which own interests in the

Property. See Item 2, "Description of Properties" for information with respect to the Property.

Employees


         As of December 31, 1997, the Registrant did not have any employees. Services are generally performed for the Registrant by the General Partners and their affiliates and agents retained by them.

Property Management

         Affiliates of the General Partner have performed the day to day management services for the Property since the acquisition by the Operating Partnerships, including preparation of operating budgets, collection of rents, repairs and maintenance, advertising, maintenance of records, maintenance of insurance and financial reporting. See Item 12 "Certain Relationships and Related Party Transactions."

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

Change in Control

         The general partner of the General Partner is One International, Inc. ("One International"), a Delaware corporation, and the sole limited partner of the General Partner is WFA. One International, Inc. is a wholly owned subsidiary of First Winthrop Corporation ("First Winthrop"), which in turn is controlled by WFA. The general partner of WFA is Linnaeus Associates Limited Partnership, a Maryland limited partnership ("Linnaeus"). On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of One International resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Item 2.  Description of Properties


         The Registrant does not own any interest in real property other than its general partnership interest in the Operating Partnerships. The Operating Partnerships do not own any interests in real property other than the Property.

         The Property is a premium quality office building located in downtown Miami, Florida, and is comprised of (a) a 37-story office tower (the "Office Tower") containing approximately 557,000 net rentable square feet of office space located over a 10-story parking garage (the "Parking Garage") and (b) a ground floor retail arcade containing 18,344 net rentable square feet (the "Retail Space" and together with the Office Tower, collectively, the "Property"). Miami Tower acquired the Office Tower in November, 1991 for a purchase price of $42,622,000, subject to an air-rights lease (the "Air Rights Lease") with the City of Miami which owns the land under the building as well as the Parking Garage. Miami Retail acquired the leasehold estate in the Retail Space in November, 1991 for $1,378,000, which is also owned by the City of Miami and leased pursuant to a space lease (the "Retail Space Lease").

         In connection with its purchase of the Property, the Operating Partnerships obtained financing in the amount of $36,800,000 (the "Permanent Loan").

         In December 1995, the Resolution Trust Company, the then holder of the Permanent Loan, notified WFA of a net worth deficiency under the Permanent Loan documents due to WFA's net worth being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships was able to cure this deficiency if an independent appraisal of the Property indicated that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the deficiency could have been cured by WFA depositing with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeded $44,000,000.

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the Permanent Loan and the alleged default was waived. In connection with the purchase, the Permanent Loan was modified and now bears interest at 9.5% per annum and requires interest only payments until July 1999 when principal payments of $48,660 per month become due. The Permanent Loan is scheduled to mature on May 30, 2001 at which time a balloon payment of $50,039,000 will be due. See Item 6, "Management's Discussion and Analysis or Plan of Operation" for additional information with respect to the Permanent Loan.

         The following table sets forth the occupancy rates for the last two years and the associated gross rental per square foot amount (based on generally accepted accounting principles) at the Property:

                                Percentage               Average Annual Total

                                Occupancy                Gross Rental Per SF
         Year                   Rate                     of Occupied Space
         ----                   ----------               --------------------

         1996                      84%                         $19.91
         1997                      87%                         $22.23


         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1998 through December 31, 2007):

        # of Tenants Whose    Aggregate SF Covered by    Annualized Rental for    Percentage of Total
           Leases Expire          Expiring Leases           Leases Expiring        Annualized Rental
        ------------------    -----------------------    ---------------------    -------------------
1998              9                      84,961                  2,439,254                 19.63%
1999              4                      32,872                    818,466                  8.13%
2000              5                      27,116                    665,010                  6.59%
2001             10                      76,374                  1,942,728                 21.50%
2002              5                      40,686                  1,316,742                 16.61%
2003              6                      37,053                    965,796                 18.55%
2004              5                      71,115                  1,575,689                 38.19%
2005              0                           0                          0                  0
2006              1                       9,334                    252,018                  8.42%
2007              1                      11,249                    275,604                  9.57%

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

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1997:

     Gross                                                          Federal

   Carrying        Accumulated                                        Tax
     Value        Depreciation        Rate          Method           Basis
--------------   --------------   ------------   ------------   --------------
  $59,914,870      $12,240,282      5-35 yrs.         S/L        $43,096,992

         The realty tax rate and realty taxes paid for the Property in 1997 were $3.0571/100 and$1,635,573, respectively.

Item 3.  Legal Proceedings.

         As of March 1, 1998, the Registrant is not a party, nor are the Operating Partnerships or any of their properties, subject to any material pending legal proceedings.

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

         The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 60 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Registrant's present or future ability to make distributions of cash flow. The Registrant, at the sole discretion of the General Partner, may retain all or any portion of the Registrant's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Registrant did not make any cash distributions in 1996. In 1997, the Registrant distributed $2,727,273 to its partners. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to Registrant's future distributions.

         As of March 15, 1998, there were 336 holders of 270 outstanding
Units.

Item 6.  Management's Discussion and Analysis or Plan of
         Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.


Capital Resources and Liquidity

         The Registrant has invested as a general partner in the Operating Partnerships and as such receives distributions of cash flow as its sole source of revenues. There were no distributions received from the Operating Partnerships in 1996 or 1997. The Registrant used cash from its reserves to satisfy administrative and other expenses.

         The Registrant's level of liquidity based on cash and cash equivalents decreased by $5,715,244 for the year ended December 31, 1997 as compared to December 31, 1996. The decrease is attributed to $1,081,870 of cash used by operating activities, $1,793,224 of cash used by investing activities and $2,8401,150 of cash used by financing activities.

         Cash used by operating activities decreased in 1997 primarily as a result of the increase in restricted cash required by the new loan payable. Cash used in investing activities consisted of $1,340,895 of cash used for tenant improvements and $452,329 of cash expended on leasing costs and commissions. Cash used in financing activities consisted of distributions to partners of $2,727,273, which was partially offset by the release of $1,446,680 from mortgage escrows. At December 31, 1997, the Registrant and the Operating Partnerships held unrestricted cash of $2,707,906.

         In addition to unrestricted cash, the Registrant maintains escrow accounts, as required under the loan held by Travelers Insurance Company. The escrow account was established to fund tenant improvements and leasing costs. At December 31, 1997, the balance in this account was $5,504,478.

         The property was 86% occupied at December 31, 1997 and 88% at March 1, 1998. The Registrant is currently attempting to lease the remaining unoccupied space. The Registrant has budgeted to expend a significant portion of its mortgage escrows for tenant improvements and leasing commissions during the next twelve months. No other significant capital improvements are budgeted for the near future. The Registrant invests its working capital reserves in money market accounts.

         In December 1995, the Resolution Trust Company, the then holder of the Permanent Loan, notified WFA of a net worth deficiency under the Permanent Loan documents due to WFA's net worth being less than the required minimum of $10,000,000. Under the terms of the Permanent Loan documents, the Operating Partnerships was able to cure this deficiency if an independent appraisal of the Property indicated that the sum of the amount by which the fair market value of the Property exceeds $44,000,000 plus WFA's net worth is $10,000,000 or greater. In addition, the deficiency could have been cured by WFA depositing with the lender an amount equal to $10,000,000 less the sum of WFA's net worth and the amount by which the fair value of the Property exceeded $44,000,000.

         On May 30, 1997, Travelers Insurance Company and an affiliate of the General Partner purchased the Permanent Loan together with the accrued interest thereon (approximately $14,358,000). The accrued interest was evidenced by a separate note and was subsequently consolidated with the Permanent Loan into a single note (the "Consolidation Note"). The Consolidation Note was restructured into two separate notes, the First Note and the Subordinate Note, and was amended and restated. The First Note, in the amount of $40,000,000, was amended to, among other things, reduce the interest rate from 10% to a rate per annum equal to 180 basis points plus the Base LIBOR Rate and the debt covenant which required the guarantor, Winthrop Financial Associates ("WFA"), to maintain a minimum net worth of $10,000,000 was removed.

         The Subordinate Note, in the amount of $11,157,938, was amended to provide for a reduction in the interest rate from 10% to 9.5% per annum. The calculation of interest on the Subordinate Note is based on the outstanding balance of the Subordinate Note plus accrued interest plus the outstanding principal balance on the First Note all multiplied by 7.5% minus the amount of interest due and payable with respect to the First Note. In addition, the restatement and amendment of the Subordinate Note released the lien of the mortgage on the Property as security for the Subordinate Note, subrogating that right solely to the First Note.

         The result of the restatement and amendment of these notes changed the combined effective interest rate on the entire principal balance of these notes to a rate of 9.5%. The effect of this change resulted in the recognition of a gain to the Operating Partnerships of approximately $1,895,000 for financial reporting purposes, representing amounts previously recorded under generally accepted accounting principals using the effective interest method. For additional information with respect to the restructuring of the Permanent Loan, see Item 7 "Consolidated Financial Statements - Note 5."

         The Registrant is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer system will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         Total revenue was increased by $1,789,090 for the year ended 1997, as compared to 1996, due to increases in rental income of $1,908,876 partially offset by decreases in escalation reimbursement of $53,470 and interest income of $66,316. Rental income increased as a result of increased average occupancy, from 84% in 1996 to 87% in 1997, while average rental rates increased from $19.91 per square foot in 1996 to $22.23 per square foot in 1997.

         Expenses increased by $917,108 for the year ended December 31, 1997, as compared to 1996, primarily due to increases in depreciation and amortization of $262,714, interest expense of $369,041, real estate and other taxes of $325,045, lease costs and rental expense of $52,392 and cleaning expense of $31,539. The increase in depreciation and amortization expense was due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. Interest expense increased for financial reporting purposes as a result of the modification of the Permanent Loan. Prior to the modifications, interest expense was reported using the effective interest method which resulted in a level yield interest rate of 8.64%. The accrual interest rate under the restated and amended loans is 9.5%. Real estate and other taxes increased as a result of an increase in the assessed value of the property. Lease costs and cleaning expense increased principally as the result of increased occupancy. All other expenses remained relatively constant.

General

         The Partnership did not make a distribution to its partners in 1996. In 1997, the Partnership made a distribution to its partners totaling $2,727,273. Given the current occupancy of the property and the level of liquidity, it is currently anticipated that the Registrant will make a distribution from operations in the second quarter of 1998. The performance of the property and the Registrant's distribution policy will continue to be reviewed on a quarterly basis. The General Partner believes that the Partnership's existing liquid assets are sufficient to meet future liquidity and capital expenditure requirements until maturity of the First Note and Subordinate Note.

Item 7.  Financial Statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

TABLE OF CONTENTS

--------------------------------------------------------------------------------


                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                13

CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31,
    1997 AND 1996:

   Consolidated Balance Sheets                                              14

   Consolidated Statements of Operations                                    16

   Consolidated Statements of Changes in Partners' Capital (Deficit)        16

   Consolidated Statements of Cash Flows                                    17

   Notes to Consolidated Financial Statements                               18

SUPPLEMENTAL SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1997:

  Schedule II - Valuation and Qualifying Accounts                           26

  Schedule XII - Real Estate Owned and Rental Income                        27

INDEPENDENT AUDITORS' REPORT

To the Partners of

   Winthrop Miami Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of Winthrop Miami Associates Limited Partnership and Consolidated Entities (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. In connection with our audits of these consolidated financial statements, we have also audited the consolidated financial statement schedules of valuation and qualifying accounts and of real estate owned and rental income for the year ended December 31, 1997. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          Deloitte & Touche LLP
   Boston, Massachusetts
   March 13, 1998

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------


ASSETS                                                                                1997            1996
BUILDING AND IMPROVEMENTS, Net of accumulated depreciation
   of $12,240,282 and $9,676,283, respectively                                      $ 47,674,588    $ 48,897,692

TENANT RECEIVABLES, Net of allowance for doubtful accounts
  of $19,884 and $26,627, respectively                                                   327,287         206,925

PREPAID EXPENSES AND OTHER ASSETS                                                        262,906         291,451

DEFERRED  RENTS RECEIVABLE                                                             4,254,398       3,820,128

DEFERRED COSTS,  Net                                                                   1,462,078       1,366,301

CASH AND CASH EQUIVALENTS                                                              2,707,906       8,423,150

RESTRICTED CASH AND CASH EQUIVALENTS                                                   5,670,743       4,708,322
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $ 62,359,906    $ 67,713,969
                                                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Loans payable                                                                     $ 51,157,938    $ 36,800,000
  Accrued interest payable                                                                     -      16,378,067
  Prepaid tenant rent                                                                    263,768         224,641
  Accounts payable and accrued liabilities                                               877,460         491,266
  Due to affiliates                                                                            -          55,968
  Security deposits                                                                      297,621         533,049
                                                                                    ------------    ------------
            Total liabilities                                                         52,596,787      54,482,991
                                                                                    ------------    ------------
COMMITMENTS

MINORITY INTEREST                                                                        956,752       1,144,686
                                                                                    ------------    ------------
PARTNERS' CAPITAL (DEFICIT):
  General partner                                                                     (4,082,213)     (3,999,675)
  Limited partners - 270 units issued and outstanding                                 12,888,580      16,085,967

                                                                                    ------------    ------------
            Total partners' capital                                                    8,806,367      12,086,292
                                                                                    ------------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                             $ 62,359,906    $ 67,713,969
                                                                                    ============    ============

See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------


                                                                                          1997              1996
REVENUES:
  Rental income                                                                           $11,402,754      $ 9,493,878
  Operating expense and tax escalation reimbursements                                         627,132          680,602
  Interest income                                                                             479,103          545,419
                                                                                          -----------      -----------

            Total revenues                                                                 12,508,989       10,719,899
                                                                                          -----------      -----------

EXPENSES:
  Repairs and maintenance                                                                     726,088          726,933
  Utilities                                                                                 1,113,260        1,133,407
  Payroll                                                                                     651,453          629,054
  Security                                                                                    396,892          390,221
  Lease costs and rental expense                                                              897,526          845,134
  Insurance                                                                                   149,245          149,068
  Real estate and other taxes                                                               1,820,308        1,495,263
  Management fees                                                                             576,677          568,473
  General and administrative                                                                  249,657          387,858
  Advertising                                                                                 142,000          136,653
  Cleaning                                                                                    547,365          515,826
  Bad debt expense                                                                             15,480           22,739
  Miscellaneous                                                                                 5,333            5,302
  Interest expense                                                                          4,820,460        4,451,419
  Depreciation and amortization                                                             2,920,552        2,657,838
                                                                                          -----------      -----------

            Total expenses                                                                 15,032,296       14,115,188
                                                                                          -----------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                                                             (2,523,307)      (3,395,289)

EXTRAORDINARY GAIN DUE TO REFINANCING                                                       1,895,598               -
                                                                                          -----------      -----------

LOSS BEFORE MINORITY INTEREST                                                                (627,709)      (3,395,289)

MINORITY INTEREST IN LOSS                                                                      75,057          441,667
                                                                                          -----------      -----------

NET  LOSS                                                                                   $(552,652)      $(2,953,622)

                                                                                          ===========       ===========

NET LOSS ALLOCATED TO GENERAL PARTNER                                                       $ (55,265)      $  (295,362)
                                                                                          ===========       ===========

NET LOSS ALLOCATED TO INVESTOR
  LIMITED PARTNERS                                                                          $(497,387)      $(2,658,260)
                                                                                          ===========       ===========

NET LOSS PER INVESTOR LIMITED
  PARTNER UNIT                                                                               $ (1,842)        $ (9,845)
                                                                                          ===========       ===========

NUMBER OF INVESTOR LIMITED PARTNER
  UNITS OUTSTANDING                                                                               270              270
                                                                                          ===========       ===========


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------


                                                      Limited              General
                                                     Partners              Partner             Total

BALANCE, JANUARY 1, 1996                           $ 18,744,227        $ (3,704,313)      $ 15,039,914

  Net loss                                           (2,658,260)           (295,362)        (2,953,622)
                                                   ------------        ------------       ------------

BALANCE, DECEMBER 31, 1996                           16,085,967          (3,999,675)        12,086,292

  Net loss                                             (497,387)            (55,265)          (552,652)

  Distributions                                      (2,700,000)            (27,273)        (2,727,273)
                                                   ------------        ------------       ------------

BALANCE, DECEMBER 31, 1997                         $ 12,888,580        $ (4,082,213)       $ 8,806,367
                                                   ============        ============        ===========


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------


                                                                                            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                                  $ (552,652)    $ (2,953,622)
  Minority interest in loss                                                                    (75,057)        (441,667)
  Adjustments to reconcile net loss to net cash used for operating activities:

      Depreciation and amortization                                                          2,920,552        2,657,838
      Bad debt expense                                                                          15,480           22,739
      Extraordinary gain due to refinancing                                                 (1,895,598)               -
      Changes in operating assets and liabilities:

        Tenant receivables                                                                    (135,842)         596,677
        Insurance proceeds receivable                                                                -          554,107
        Prepaid expenses and other assets                                                       28,545           76,519
        Deferred rents receivable                                                             (434,270)         395,257
        Restricted cash and cash equivalents                                                  (962,421)       3,686,769
        Accounts payable, accrued liabilities and security deposits                            150,766       (3,613,227)
        Accrued repairs                                                                              -         (550,000)
        Due to affiliates                                                                      (55,968)         (10,313)
        Prepaid tenant rent                                                                     39,126           17,572
        Accrued interest payable                                                              (124,531)       2,759,546
                                                                                           -----------      -----------

            Net cash (used for) provided by operating activities                            (1,081,870)       3,198,195
                                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Expenditures for building improvements                                                    (1,340,895)      (1,679,702)
  Expenditures for deferred costs                                                             (452,329)        (333,313)
                                                                                           -----------      -----------

            Net cash used for investing activities                                          (1,793,224)      (2,013,015)
                                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Minority interest capital contributions received                                              60,958          529,910
                                                                                           -----------      -----------
  Distributions paid to partners                                                            (2,727,273)               -

  Distributions paid to minority partner                                                      (173,835)               -
                                                                                           -----------      -----------

            Net cash (used for) provided by financing activities                            (2,840,150)         529,910
                                                                                           -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (5,715,244)       1,715,090

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 8,423,150        6,708,060
                                                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $ 2,707,906      $ 8,423,150
                                                                                           -----------      -----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -

  Cash paid for interest                                                                   $ 4,989,991      $ 1,691,873
                                                                                           ===========      ===========


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------


1.    ORGANIZATION

      Winthrop Miami Associates Limited Partnership (the "Investor Partnership"), a Delaware limited partnership, was organized on August 27, 1991 to own an interest in Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"), both Florida limited partnerships (the "Operating Partnerships" or "Consolidated Entities"), and to serve as the managing general partner for the Operating Partnerships. On November 7, 1991, Miami Tower acquired a 37-story office tower (the "Office Tower") located in downtown Miami, Florida, consisting of 567,572 net rentable square feet of office space, acquired subject to an air rights lease and Miami Retail acquired a leasehold estate of 18,344 net rentable square feet of retail space (the "Retail Space") located on the ground floor in the same building as the Office Tower (the Retail Space together with the Office Tower [the "Property"]).

      The purchase price paid for the property was $44,000,000, excluding commissions, fees and other transaction costs. Additional acquisition costs of $3,175,818 were incurred and capitalized. C.P. Tower, Ltd. and C.P. Retail, Ltd. (the "Sellers"), two limited partnerships previously controlled by CenTrust Savings Bank (a failed savings and loan association under control of the Resolution Trust Corporation ("RTC") as receiver), provided the Operating Partnerships with a nonrecourse loan in the amount of $36,800,000 (the "Permanent Loan") was refinanced in 1997, and the remaining balance of $7,200,000 was provided by the general partners of the Operating Partnerships.

      The general partners of the Operating Partnerships are the Investor Partnership, which holds an interest of approximately 87.6% in each of the Operating Partnerships, and Winthrop Financial Associates, a Limited Partnership ("WFA"), which holds approximately a direct 12.4% interest in each of the Operating Partnerships. The Investor Partnership and WFA are obligated to contribute, in the aggregate, $21,180,000 and $3,000,000, respectively, to the Operating Partnerships. Through December 31, 1997 the Investor Partnership and WFA had contributed $17,963,445 and $2,512,241, respectively.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Accounting - The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles. The accompanying consolidated balance sheets as of December 31, 1997 and 1996 reflected the financial position of the Investor Partnership consolidated with the Operating Partnerships. WFA's ownership interest in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated balance sheets, statements of operations and statements of cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Real Estate - The Operating Partnerships provide for depreciation of real property using the straight-line method over a 35-year recovery period. Tenant improvements are amortized over the terms of the lease.

      Under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," real estate assets to be held and used are to be reviewed for possible impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Although not an issue at December 31, 1997, if indications are that the carrying amount of the asset may not be recoverable, SFAS No. 121 requires an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss must be recognized for the amount by which the carrying value of the asset exceeds the asset's estimated fair value.

      Preparation of such estimated expected future cash flows is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including future occupancy and average rates. It is reasonably possible that the estimates of future expected cash flows or the fair value of the property will be reduced significantly in the near term due to changes in economic conditions or competitive pressures. As a result, the carrying amount of the property may be reduced materially in the near term.

      Cash Equivalents - For consolidated financial statement purposes, the Investor Partnership considers investments with original purchased maturities of three months or less to be cash equivalents.

      Deferred Costs - Financing costs and lease commissions are capitalized and amortized using the straight-line method over the term of the related agreements, as discussed in Note 3.

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

      Rental Income - The Operating Partnerships have determined that all leases associated with the rental of space at the Property are operating leases. Rental income is recognized using the straight-line method over the related lease terms. The excess of rental income recognized over rental payments required by the leases is reflected as deferred rents receivable in the accompanying consolidated financial statements.


      Disclosures About Fair Value of Financial Instruments - The accompanying consolidated balance sheets contain certain trade receivables and payables and the loans payable, which are considered financial instruments within the context of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments and SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Management believes that the carrying value of tenant and other receivables, payables and long-term debt approximates fair value at December 31, 1997 and 1996.

      As discussed in Note 5, the Investor Partnership is a party to and is protected by an interest rate cap agreement which limits the impact of increases in interest rates on its floating rate debt. The carrying amount and fair value of this agreement is disclosed in Note 5.


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

      Reclassifications - Certain reclassifications have been made to the 1996 amounts to conform to the current year presentation.

3.    DEFERRED COSTS

      The following is a summary of deferred costs at December 31:

                                                        Amortization

                                                           Period            1997              1996

Financing costs                                           10 Years           $         -       $    44,226
Lease commissions                                         Various              2,709,707         2,278,648
Miscellaneous                                                                     21,270                 -
                                                                             -----------       -----------

                                                                               2,730,977         2,322,874

Less accumulated amortization                                                 (1,268,899)         (956,573)
                                                                             -----------       -----------

                                                                             $ 1,462,078       $ 1,366,301
                                                                             ===========       ===========

4.    BUILDING AND IMPROVEMENTS

      Building and improvements are stated at cost. At December 31, building and improvements consisted of the following:

                                                        Depreciation/
                                                        Amortization

                                                           Period             1997               1996


Building                                                  35 Years           $ 45,766,453       $ 45,766,453
Improvements                                              35 Years              3,654,682          3,353,131
Tenant improvements                                      Lease Term            10,493,735          9,454,391
                                                                             ------------       ------------

                                                                               59,914,870         58,573,975

Less accumulated depreciation                                                 (12,240,282)        (9,676,283)
                                                                             ------------       ------------

                                                                             $ 47,674,588       $ 48,897,692
                                                                             =============      ============

5.    LOANS PAYABLE

      On November 7, 1991, Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership (the "Operating Partnerships") obtained a nonrecourse loan in the amount of $36,800,000 (the "Permanent Loan") from C.P. Tower, Ltd. and C.P. Retail Ltd. (the "Sellers"). On that date, the Sellers assigned all of their right, title and interests in the Permanent Loan to the Resolution Trust Corporation (the "RTC") which was subsequently assigned to the Federal Deposit Insurance Corporation ("FDIC"). The Permanent Loan was secured by a mortgage on the Property, an assignment of rents and leases with respect to the Property, a security interest in certain personal property, and secured interests in all escrow accounts required to be established by the Operating Partnerships.

      The terms of the Permanent Loan called for interest payments to be payable on the principal amount of the Permanent Loan on a quarterly basis at a rate of 8% per annum through November 6, 1996 and 10% thereafter. In accordance with generally accepted accounting principles, the Operating Partnerships recognized interest expense using the effective-interest method. Accordingly, interest expense was accrued for consolidated financial statement purposes using a level yield interest rate of 8.64%.

      During the first five years of the Permanent Loan, however, if net operating income (as defined in the Permanent Loan agreement) was insufficient to make any quarterly interest payments, the Operating Partnerships would not be required to make any quarterly interest payments on the interest due date, but instead would be permitted to defer such interest payments until the maturity date (plus interest at a current rate of 10% per annum). The net operating income threshold was not met through May 28, 1997. Accrued interest through that date, calculated using the effective interest method, totaled approximately $16,253,000.

      On that date, AP Nations LLC ("AP Nations"), a related party, acquired the outstanding balance of the Permanent Loan, together with contractual interest due of $14,357,938, from the FDIC for $47,000,000. AP Nations then entered into an agreement with the Operating Partnerships whereby the interest due was rolled into a separate note, referred to as the Capitalized Interest Note. Under this agreement, the combined balance of the Permanent Loan and the Capitalized Interest Note were subsequently consolidated into a single note, referred to as the Consolidation Note. The terms and conditions of the Capitalized Interest Note and the Consolidation Note were identical to those contained in the Permanent Loan. As a result of the restructuring, the Operating Partnerships recognized an extraordinary gain of approximately $1,895,000 for financial reporting purposes, representing amounts previously recorded under generally accepted accounting principles to reflect the effective interest on the Permanent Loan.

      This agreement further called for the Consolidation Note to be restructured into two separate notes, the First Note and the Subordinate Note. The First Note, in the amount of $40,000,000, was amended and restated to change or remove certain of the conditions and debt covenants which were contained in the Consolidation Note. Most notably, the interest rate was changed from the current rate of 10% to a rate per annum equal to LIBOR plus 180 basis points (7.49% at December 31, 1997) and the debt covenant which required the guarantor, Winthrop Financial Associates ("WFA"), to maintain a minimum net worth of $10,000,000 was removed. The First Note is collateralized by the Office Tower and the Retail Space.

      The Subordinate Note, in the amount of $11,157,938, was also restated and amended. The most significant change to the Subordinate Note was to change the interest rate from the current rate of 10% to a calculation based on the outstanding balance of the Subordinate Note plus accrued interest at a rate of 9.5% per annum plus the outstanding principal balance on the First Note at 9.5% per annum less the amount of the interest due and payable with respect to the First Note. In addition to this change, the restatement and amendment of the Subordinate Note released the mortgage lien on the Property as security for the Subordinate Note, surrogating that right solely to the First Note. The Subordinate Note is collateralized by the general-partnership interest in the Operating Partnerships.

      The result of the restatement and amendment of these notes changed the combined effective interest rate on the entire principal balance of these notes to a rate of 9.5%.

      In connection with the restatement and amendment of these notes, the subordinate loan holder has also been required to enter into an interest rate protection agreement in order to provide the Operating Partnerships with a readily available source of funds in the event that the adjustable rate of interest under the First Note should exceed an amount equal to 9.5% per annum. The interest rate protection agreement requires premium payments to a counterparty based upon a notional principal amount of $40,000,000. The effective date of this agreement was July 1,

      1997 with a scheduled maturity date of June 1, 2001. At December 31, 1997, the carrying amount and fair market value of the loan payable is approximately the same.

      The First Note and the Subordinate Note both contain provisions that are relevant to the structure and operations of the Operating Partnership. During the term of the Notes, WFA and/or its affiliates are required to be an operating general partner and must retain total management and operation control of the Operating Partnerships and any affiliate of the Operating Partnerships that is the manager of the Property. Also, the Operating Partnership and the Maker of the notes cannot be considered, in any event, partners and they cannot be involved in a joint venture together. If these conditions are not satisfied, all amounts due under the First Note and the Subordinate Note may become currently due.

      The First Note and the Subordinate Note combined require interest-only payments until July 1999 when principal payments of $48,660 per month become due.

      The maturity date for the First Note is the earliest to occur of May 30, 2001, or the acceleration, prepayment in full, refinancing or other termination of the First Note by operation of law or pursuant to the provisions of the First Note.

      The maturity date for the Subordinate Note is the earliest to occur of May 30, 2001, any permitted sale, any equity interest conveyance, or the acceleration, prepayment in full, refinancing or other termination of the Subordinate Note by operation of law or pursuant to the provisions of the Subordinate Note.

      Subsequent to the amendment and restatement, on May 30, 1997, the First Note was assigned to the Travelers Insurance Company. The Operating Partnerships were required to deposit in an escrow account that is maintained by Travelers $6,071,942; $920,964 of which was deposited in the Capital Reserve and $5,150,978 of which was deposited in the Leasing Reserve. As of December 31, 1997, the balance in these escrow accounts is $5,504,478. Such balances are included in restricted cash and cash equivalents on the consolidated balance sheets.

6.    LEASES

      Leasing Operations - The Property's operations consist primarily of leasing office and retail space to various tenants under a variety of terms, including escalation provisions, renewal options, and obligations of the tenants to reimburse operating expenses and pay additional rents. The aggregate future minimum lease payments receivable under existing leases at December 31, 1997 are as follows:


1998                                                               $ 12,427,472
1999                                                                 10,068,865
2000                                                                 10,092,509
2001                                                                  9,037,939
2002                                                                  7,296,787
Thereafter                                                           24,967,066
                                                                    -----------

                                                                   $ 73,890,638
                                                                   ============

      Future minimum rentals do not include contingent rentals that may be received on certain leases due to increases in operating costs.

      As of December 31, 1997, two tenants accounted for approximately 65% and 8% of the deferred rents receivable balance. As of December 31, 1996, two tenants accounted for approximately 63% and 10%, respectively, of the deferred rents receivable balance.

      Two tenants accounted for, in the aggregate, approximately 38% and 41%, respectively, of the Operating Partnerships' rental income for the years ended December 31, 1997 and 1996.

      Retail Space and Air Rights Leases - The Operating Partnerships have assumed the retail space and air rights leases with the City of Miami as follows:

          Retail Space - The leased area includes 18,344 net rentable square feet of retail space located on the ground floor of the building. The lease expires on July 1, 2015 but provides for two renewal periods: the first for thirty years and the second for an additional twenty-five years. Rent is $17.50, per square foot, payable in monthly installments in advance, and may be adjusted annually by 70% of the change in the Consumer Price Index. The annual rent expense under the retail space lease for the years ended December 31, 1997 and 1996 was approximately $423,000 and $417,000, respectively. Pursuant to the terms of the retail lease, Miami Retail is responsible for all taxes, utilities and normal repairs and maintenance costs associated with the retail space. Miami Retail is reimbursed by the City of Miami for common area maintenance costs.

          Air Rights Lease - The leased area includes air rights above the city-owned parking garage on top of which the Office Tower is situated. The lease expires on July 1, 2015 but provides for two renewal periods: the first for thirty years and the second for an additional twenty-five years. Pursuant to the terms of the air rights lease, annual rent must be paid to the City of Miami on a monthly basis in an amount which is calculated based on fixed amounts adjusted annually based on the Consumer Price Index. The annual rent expense for the years ended December 31, 1997 and 1996 under the air rights lease was approximately $387,000 and $364,000, respectively, with respect to the Office Tower.

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

      The aggregate future minimum payments due under the existing retail space and air rights leases, exclusive of Consumer Price Index increases, as of December 31, 1997 are as follows:

1998                                                               $    799,000
1999                                                                    799,000
2000                                                                    799,000
2001                                                                    799,000
2002                                                                    799,000
Thereafter                                                           10,387,000
                                                                   ------------

                                                                   $ 14,382,000
                                                                   ============

7.    TRANSACTIONS WITH AFFILIATES

      The general partner and its affiliates received fees for various services provided to the Operating Partnerships paid out of operations as follows:

Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Management and leasing fees paid or payable to affiliates totaled $692,011 and $672,405 for the years ended December 31, 1997 and 1996, respectively

      Legal fees paid or payable to affiliates totaled $0 and $6,270 for the years ended December 31, 1997 and 1996, respectively.

      The Operating Partnerships owed affiliates $0 and $55,968 at December 31, 1997 and 1996, respectively, as reimbursement for various costs incurred in the normal course of operations.


8.    TAXABLE LOSS

                                                                                          1997                  1996

Net loss for financial reporting purposes                                                    $ (552,652)         $ (2,953,622)
Minority interest                                                                               (75,057)             (441,667)
Plus (less):
  Tax basis depreciation less than depreciation for
    financial reporting purposes                                                                997,158               821,412
  Revenues recognized for tax-reporting purposes
    but not for financial-reporting purposes                                                 (2,911,586)           (1,876,187)
  Amortization expense currently recognized for
    tax-reporting purposes but not for financial-reporting purposes                            (129,248)              (44,198)
  Bad debt expense and other revenue write-offs
    recognized for financial-reporting purposes but not for
    tax-reporting purposes                                                                       (6,743)                    -
  Casualty gain recognized for financial reporting
    purposes but not for tax-reporting purposes                                                       -               208,601
 Write off of accounts receivable for tax purposes previously
    recognized in financial statements                                                                -            (1,286,930)
  Interest expense recognized for tax purposes in
     excess of interest expense for financial reporting purposes                             (2,782,528)                    -
  Interest expense recognized for financial-reporting
    purposes in excess of interest expense for
    tax-reporting purposes                                                                            -               870,458
  Lower tier losses consolidated for reporting purposes                                       2,872,980             2,613,340
                                                                                           -------------         ------------

  Consolidated loss for federal income
    tax-reporting purposes                                                                 $ (2,587,676)         $ (2,088,793)
                                                                                           ==============        =============

      The Partners' capital account balances for federal income tax purposes were $6,025,356 and $11,391,820 as of December 31, 1997 and 1996,
      respectively.

                                                    * * * * * *

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES
SCHEDULE II - VALUATION AND QAULIFYING ACCOUNTS

DECEMBER 31, 1997


--------------------------------------------------------------------------------------------------------------------------------

                                                               Additions
                                               Balance,        Charged to         Charged to                            Balance,
                                              Beginning        Costs and            Other                                End of
Description                                    of Year          Expenses         Accounts (A)       Deductions (B)        Year

Allowance for doubtful accounts:

   '1996                                     $ 1,313,557       $ 22,739           $ 310,113          $ 1,619,782       $ 26,627
   '1997                                          26,627         15,480               4,500               26,723         19,884


(A) Rental income, operating expense and tax escalation income, and sales tax recovery.

(B) Bad debt write-offs.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

SCHEDULE XII - REAL ESTATE OWNED AND RENTAL INCOME

DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------------------


                                                               Part 1 - Real Estate owned at End of Year
                                     ----------------------------------------------------------------------------------------------

                                                            Initial                              Amount at Which       Reserve
                                                            Cost to             Cost of          Carried at Close        for
Classification of Property            Encumbrances (A)      Company          Improvements        of Period (B)(C)   Depreciation

Commercial office property             $ 40,000,000       $ 44,000,000       $ 15,914,870        $ 59,914,870       $ (12,240,282)
                                     ===============      =============      =============       =============      ==============


(A) See Note 5 to consolidated financial statements for information regarding the terms of the various encumbrances.
B) The aggregate cost of the property for federal income tax purposes was $52,011,196 at December 31, 1997.
(C) Reconciliation of costs:
        Balance as of December 31, 1996                           $ 58,573,975
        Improvements                                                 1,340,895
        Disposals                                                           -
                                                                            -
                                                                  ------------

        Balance as of December 31, 1997                           $ 59,914,870
                                                                  ============

                                                                          Part 2 - Rental Income


                                       --------------------------------------------------------------------------------------------
                                                                                                                      Net Loss
                                                           Total Rental                             Expended        Applicable to
                                        Rents Due and         Income                              for Interest,      Year Before
                                         Accrued at         Applicable             Other         Taxes, Repairs        Minority
Classification of Property               End of Year          to Year           Income (C)        and Expenses         Interest

Commercial office property                   $ 327,287       $ 11,402,754       $ 3,001,833       $ 15,032,296        $ (627,709)

                                             ==========      =============      ============      =============       ===========


(C) Includes extraordinary gain due to refinancing of $1,895,598.

Item 8.  Changes in and Disagreements on Accounting and
         Financial Disclosure.

None.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Neither the Registrant nor its general partner, One International Associates L.P. (the "General Partner"), have directors or officers. The general partner and sole limited partner of the General Partner are One International, Inc. and WFA, respectively. One International, Inc. manages and controls substantially all of the General Partner's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of One International, Inc. and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         One International Inc.     Officer Since
----                         ----------------------     -------------

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Edward Williams              Chief Financial Officer      4-96
                              Vice President and
                              Treasurer

Peter Braverman              Senior Vice President        1-96
                              and Director

Carolyn Tiffany              Vice President and           10-95
                              Secretary

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI

Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         Each of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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


Item 11. Security Ownership of Certain Beneficial Owners And Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         The General Partner owns all the outstanding general partnership interests in the Registrant. In addition, an unrelated third party, Norwest Bank Minnesota, N.A., Norwest Corporation Pension Plan owns 31.5 Units which comprises an approximate 10.5% limited partnership interest in the Registrant. No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1998.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant and the Operating Partnerships accrued for the account of the General Partner, WFA and their affiliates for the years ended December 31, 1997 and 1996:

Recipient               Type of Compensation          1997           1996
---------               --------------------          ----           ----

Winthrop Management     Property Management and       $663,189       $568,473
                           Leasing Fees
WFA (or affiliates)     Legal Fees                    $     --       $  6,270


         There is no indebtedness to the Registrant by the General Partner, or its affiliates, or by any of their respective officers, directors or general partners. Winthrop Management LLC ("Winthrop Management") is engaged to provide these services under a management agreement which provides for a base management fee equal to 5% of the gross collections from the Property (including rents or other charges for use and occupancy of the Property, income from vending machines and other concessions, and net proceeds from business interruption or other loss of income insurance, but excluding, among other things, interest income, sales or other excise tax, condemnation or casualty loss proceeds and proceeds of any sale of the Property or any other capital asset). In addition, Winthrop Management has performed leasing services for the Property for a fee not to exceed 1% of total gross revenues from the Property, and in no event greater than the customary leasing commissions that would be payable in the downtown Miami commercial business district. Winthrop Management is not reimbursed for payroll and related costs for off-site personnel not approved by the Operating Partnership and other specified items. The management agreement may be terminated by either party upon 30 days' notice.

         From December 1993 to January 1996, The Guardian Force (a Massachusetts limited partnership and a former affiliate of the General Partner) provided security services to the Property. These services included administration of the building's security program, responsibility for access/control of the building, planning protection programs, responsibility for the fire safety program, coordinating building evacuations in case of emergency, among other security related matters. The agreement with The Guardian Force provided for an annual flat fee of $285,000 and was terminable by the Operating Partnerships upon sixty (60) days notice. The fee represented a 10% discount to market as determined in a competitive bid process. As of January 1996, WFA elected to discontinue its building security operation and the business operations of The Guardian Force were transferred to and assumed by a former employee of WFA.

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

                         WINTHROP MIAMI ASSOCIATES LIMITED
                         PARTNERSHIP

                         By:  One International Associates, L.P.,
                              its sole General Partner

                              By:  One International, Inc.
                                   its sole General Partner

                                   By:  /s/ Michael L. Ashner
                                        -------------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer

                             Date: March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature/Name               Title                         Date
--------------               -----                         ----


/s/ Michael L. Ashner        Chief Executive               March 30, 1998
------------------------      Officer and Director
Michael L. Ashner


/s/ Edward V. Williams       Chief Financial Officer       March 30, 1998
------------------------
Edward V. Williams


/s/ Peter Braverman          Senior Vice President         March 30, 1998
------------------------     and Director
Peter Braverman

                               Index to Exhibits

Exhibit
Number                     Document
-------                    --------

 3,4 Amended and Restated Limited Partnership Agreement of Winthrop Miami Associates Limited Partnership (incorporated by reference to Exhibit A to the Prospectus)

                  Amended and Restated Limited Partnership Agreement of Miami Tower Associates Limited Partnership (incorporated by referenced to Exhibit B to the Prospectus)

                  Amended and Restated Limited Partnership Agreement of Miami Retail Associates Limited Partnership (incorporated by reference to Exhibit C to the Prospectus)

                  Amendment to Amended and Restated Partnership Agreement of Winthrop Miami Associates Limited Partnership dated August 23, 1995 (incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995)

 4 (a) Note dated November 7, 1991 made by Miami Retail Associates Limited Partnership and Miami Tower Associates Limited Partnership, collectively as maker, for the benefit of C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as payee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993 (Commission File No. 33-45291))

 4 (b) Mortgage dated November 7, 1991 made by Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership, collectively as mortgagor, to C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as mortgagee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

 4 (c) Escrow Agreement dated November 7, 1991 among Miami Tower Associates Limited Partnership, Miami Retail Associates Limited Partnership, C.P. Tower, Ltd., C.P. Retail, Ltd. and Bankers Trust Company (incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

 8 Tax Opinion of Morgan, Lewis and Bockius (incorporated by reference to Exhibit D to the Prospectus)

 10 (a) Commercial Management Agreement dated November 7, 1991 between Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership, collectively as owner and Winthrop Management, as manager (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31,
                  1993)

 10 (b) Lease Agreement dated July 30, 1985 between the City of Miami and CenTrust Realty and Construction Company covering the Retail Space (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

 10 (c) Lease Agreement dated July 1, 1980 between the City of Miami, Florida and Dade Savings and Loan Association covering the air space in which the Office Tower is located (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

16.               Letter dated October 10, 1996 from KPMG Peat Marwick LLP.
                  (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 4, 1996)

27.               Financial Data Schedule