Form 10QSB
period 1998-03-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1998-05-14
CIK 883424

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
   -----------    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                               ---------------

                                      OR

   -----------    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ------------ to -----------

                        Commission file number 33-45291
                                               --------

                 Winthrop Miami Associates Limited Partnership
                 ---------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                    Delaware                              04-3131735
        -------------------------------         ------------------------------
       (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporation or organization)

     Five Cambridge Center, Cambridge, MA                  02142-1493
     -------------------------------------      ------------------------------
    (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000
                                                          -------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                  -------    ------

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.   Consolidated Financial Statements

                                                                               1998                  1997
                                                                            ------------           ----------


REVENUES:
      Rental income ............................................            $  3,015,000            $  2,850,000
      Operating expense and tax escalation
        reimbursements .........................................                 140,000                  77,000
      Interest income...........................................                  89,000                 133,000
                                                                            ------------             -----------
          Total Revenues........................................               3,244,000               3,060,000
                                                                            ------------             -----------
EXPENSES:
      Repairs and maintenance...................................                 199,000                 187,000
      Utilities.................................................                 312,000                 277,000
      Payroll...................................................                 148,000                 147,000
      Security .................................................                  97,000                  94,000
      Lease costs and rental expense............................                 222,000                 248,000
      Insurance.................................................                  41,000                  36,000
      Real estate and other taxes...............................                 451,000                 452,000
      Management fees ..........................................                 150,000                 142,000
      General and administrative................................                  71,000                 108,000
      Advertising...............................................                  34,000                  24,000
      Cleaning..................................................                 138,000                 130,000
      Interest expense..........................................               1,215,000               1,150,000
      Depreciation and amortization.............................                 719,000                 762,000
                                                                            ------------             -----------
          Total Expenses........................................               3,797,000               3,757,000
                                                                            ------------             -----------

   Loss before minority interest................................                (553,000)               (697,000)

   Minority interest in loss....................................                  67,000                  81,000
                                                                            ------------             -----------

   Net loss.....................................................            $   (486,000)           $   (616,000)
                                                                            ============             ===========


   NET LOSS ALLOCATED TO
      GENERAL PARTNER...........................................            $    (49,000)           $    (61,000)
                                                                            ============             ===========

   NET LOSS ALLOCATED TO
      INVESTOR LIMITED PARTNERS.................................            $   (437,000)           $   (555,000)
                                                                            ============             ===========

   Net Loss Per Investor
      Limited Partner Unit......................................            $ (1,618.00)            $  (2,055.00)
                                                                            ============             ===========

Number of Investor Limited Partner
   Units Outstanding............................................                     270                     270
                                                                            ============             ===========

                                     -2-

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND DECEMBER 31, 1997

------------------------------------------------------------------------------

ASSETS                                                                           1998                  1997
------                                                                           ----                  ----
                                                                              (Unaudited)            (Audited)


Building and improvements, net of accumulated
  depreciation of $12,155,000 and $12,240,000 respectively.........         $  47,609,000           $ 47,675,000
Tenant receivables, net of allowance for
   doubtful accounts of $20,000 and $20,000
   respectively....................................................               422,000                327,000
Prepaid expenses and other assets..................................               213,000                263,000
Deferred rents receivable..........................................             4,275,000              4,254,000
Deferred costs, net of accumulated amortization
  of $628,000 and $1,269,000 respectively..........................             1,468,000              1,462,000
Cash and cash equivalents .........................................             1,927,000              2,708,000
Restricted cash and cash equivalents ..............................             5,974,000              5,671,000
                                                                            -------------           ------------

   TOTAL ASSETS....................................................         $  61,888,000           $ 62,360,000
                                                                            =============           ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:
Permanent Loan.....................................................         $  51,158,000           $ 51,158,000
Prepaid tenant rent................................................               251,000                264,000
Accounts payable and accrued liabilities...........................               924,000                877,000
Security deposits..................................................               345,000                298,000
                                                                            -------------           ------------

   TOTAL LIABILITIES...............................................            52,678,000             52,597,000
                                                                            -------------           ------------

Commitments

Minority interest..................................................               890,000                957,000
                                                                            -------------           ------------
Partners' capital (deficit):
General Partner....................................................            (4,131,000)            (4,082,000)
Limited Partners - 270 units issued and outstanding................            12,451,000             12,888,000

                                                                            -------------           ------------

   TOTAL PARTNERS' CAPITAL.........................................             8,320,000              8,806,000
                                                                            -------------           ------------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL.........................         $  61,888,000           $ 62,360,000
                                                                            =============           ============


WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                               Limited             General
                                                               Partners            Partner                Total
                                                               --------            -------                -----
Balance, December 31, 1997.......................            $ 12,888,000       $ (4,082,000)          $ 8,806,000

Net loss.........................................                (437,000)           (49,000)             (486,000)
                                                             ------------       ------------           -----------

Balance, March 31, 1998 .........................            $ 12,451,000       $ (4,131,000)          $ 8,320,000
                                                             ============       ============           ===========

Balance, December 31, 1996 ......................            $ 16,086,000       $ (4,000,000)          $12,086,000

Net loss.........................................                (555,000)           (61,000)             (616,000)
                                                             ------------       ------------           -----------

Balance, March 31, 1997..........................            $ 15,531,000       $ (4,061,000)          $11,470,000
                                                             ============       ============           ===========

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                    1998                  1997
                                                                                 ----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)...........................................................         $  (486,000)         $  (616,000)
   Minority interest in (loss)..........................................             (67,000)             (81,000)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Depreciation and amortization.....................................             719,000              762,000
      Bad debt expense (recovery) ......................................                   -               (4,000)
      Changes in operating assets and liabilities:
        Increase in tenant and other receivables........................             (95,000)             (14,000)
        Decrease in prepaid expenses and other assets...................              50,000               99,000
        Increase in deferred rents receivable...........................             (21,000)            (223,000)
        Increase in accounts payable accrued liabilities
            and security deposits.......................................              94,000              246,000
        Increase in due to affiliates...................................                   -                7,000
        (Decrease) increase in prepaid tenant rent......................             (13,000)              56,000
        Increase in accrued interest payable............................                   -              643,000
                                                                                 -----------          -----------

   Net cash provided by operating activities............................             181,000              875,000
                                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in restrictive cash ........................................            (303,000)            (336,000)
   Expenditures for building and improvements...........................            (573,000)            (150,000)
   Expenditures for deferred costs......................................             (85,000)             (46,000)
                                                                                 -----------          -----------

   Net cash used in investing activities................................            (962,000)            (532,000)
                                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net withdrawals from mortgage escrow.................................                   -              475,000
   Minority interest capital contributions received.....................                   -               61,000
                                                                                 -----------          ----------

   Net cash provided by financing activities............................                   -              536,000
                                                                                 -----------           ----------


NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.....................................................            (781,000)             879,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................           2,708,000            8,423,000
                                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................         $ 1,927,000          $ 9,302,000
                                                                                 ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................         $ 1,215,000          $   507,000
                                                                                 ===========          ===========

RETIREMENT OF FULLY DEPRECIATED ASSETS..................................         $ 1,490,000          $         -
                                                                                 ===========          ===========

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1.       General

         The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31,1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees are paid to an affiliate of the General Partner and are based on 5% of cash receipts. Fees of $150,000 were earned by affiliates during the period ending March 31, 1998.

         The Operating Partnerships owed affiliates of the General Partner $0 and $63,000 at March 31, 1998 and March 31, 1997, respectively as reimbursement for various costs incurred in the ordinary course of operations.

3.        Sale of the Permanent Loan

         On May 28, 1997, AP Nations LLC, a related party, acquired the outstanding balance of the permanent loan together with contractual interest due of $14,357,938 from the FDIC for $47,000,000. The accrued interest was capitalized and consolidated with the principal balance into a single note (the "Consolidated Note"). The Consolidated Note was then restructed into two separate notes (The "First Note" and the "Subordinated Note"). The First Note of $40,000,000, which is held by Travelers Life Insurance Company, bears interest at Libor plus 180 basis points (7.47% at March 31, 1998) and is collateralized by the office tower and retail space. The First Note was assigned to Travelers Life Insurance Company on May 30, 1997.

         The Subordinated Note in the amount of $11,157,938, which is held by AP Nations LLC, bears interest at 9.5% per annum plus the outstanding principal balance on the First Note at 9.5% per annum less the amount of interest due and payable with respect to the First Note. The Subordinate Note is collateralized by the general partnership interest in the operating partnerships.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

-------------------------------------------------------------------------------
         In connection with the new loan agreement, an interest rate protection agreement was entered into to provide the operating partnership with funds should the First Note Interest exceed 9.5% per annum.

         The First Note and Subordinate Note combined require interest only payments until July 1999 when principal payments of $48,660 per month begin. The stated maturity date of the Loans is May 30, 2001.

         As a result of the restructing, the operating Partnerships recognized an extraordinary gain of approximately $1,845,000 for financial reporting purposes.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations

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

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. No distributions were received by the Registrant from the Operating Partnerships for the three months ended March 31, 1998 and March 31, 1997. The Registrant used cash reserves to satisfy administrative and other expenses during the three months ended March 31, 1998.


         As of March 31, 1998, the Registrant had cash and cash equivalents of $1,927,000. The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, decreased $781,000 during the three months ended March 31, 1998, as compared to December 31, 1997. This decrease was due to $962,000 of cash used in investing activities, which were partially offset by $181,000 in cash provided by operating activities. Cash used by investing activities consisted of a $303,000 increase in restricted cash, $573,000 of additions to building and improvements and $85,000 of deferred leasing commissions paid.

         On May 28, 1997, AP Nations LLC, a related party, acquired the outstanding balance of the permanent loan together with contractual interest due of $14,357,938 from the FDIC for $47,000,000. The accrued interest was capitalized and consolidated with the principal balance into a single note (the "Consolidated Note"). The Consolidated Note was then restructed into two separate notes (The "First Note" and the "Subordinated Note"). The First Note of $40,000,000, which is held by Travelers Life Insurance Company, bears interest at Libor plus 180 basis points (7.47% at March 31, 1998) and is collateralized by the office tower and retail space. The First Note was assigned to Travelers Life Insurance Company on May 30, 1997.

         The Subordinated Note in the amount of $11,157,938, which is held by AP Nations LLC, bears interest at 9.5% per annum plus the outstanding principal balance on the First Note at 9.5% per annum less the amount of interest due and payable with respect to the First Note. The Subordinate Note is collateralized by the general partnership interest in the operating partnerships.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations (Continued)

         In connection with the new loan agreement, an interest rate protection agreement was entered into to provide the operating partnership with funds should the First Note Interest exceed 9.5% per annum.

         The First Note and Subordinate Note combined require interest only payments until July 1999 when principal payments of $48,660 per month begin. The stated maturity date of the Loans is May 30, 2001.

         As a result of the restructing, the operating Partnerships recognized an extraordinary gain of approximately $1,845,000 for financial reporting purposes.

         At the time of closing, Travelers required the Operating Partnership to establish escrow accounts for capital and leasing improvements, real estate taxes and security deposits. The balances at March 31, 1998 were $4,715,000, $748,000 and $345,000 respectively. Restricted cash also includes a utility deposit of $166,000.

         Results of Operations

         The Loss before minority interest of the Partnership decreased by $144,000 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997 as a result of a $184,000 increase in revenues which was partially offset by a $40,000 increase in expenses.

         Revenues increased for the three months ended March 31, 1998 as compared to 1997, due to increases in rental income of $165,000 and operating expense reimbursements of $63,000, which was partially offset by decreases in interest income of $44,000. Rental revenues increased due to an increase in rental rates from $22.92 per square foot to $23.15 per square foot and an increase in occupancy from 85% to 89%.

         Expenses for the three months ended March 31, 1998, as compared to 1997, increased due to increases in interest expense ($65,000), utilities ($35,000), advertising ($10,000) and repairs and maintenance ($12,000). Interest expense increased for financial reporting purposes as a result of the modification of the Permanent Loan. Prior to the modification, interest expense was reported using the effective interest method which resulted in a level yield interest rate of 8.64%. The accrual interest rate under the restated and amended loan is 9.5%. Utilities increased in 1998 due to occupancy and the decrease in tenant overtime reimbursements. Advertising increased in an attempt to lease the balance of the building. Repairs and maintenance increased due to higher contract prices. These increases were partially offset by decreases in depreciation and amortization ($43,000), general and administrative ($37,000), and lease costs and rental expense ($26,000). The decrease in

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations (Continued)

         depreciation and amortization was attributable to building components being fully depreciated in prior year. General and administrative decreased because of a non-recurring legal expense in the prior year. Lease costs and rental expense decreased due to the catch up in the prior period of CPI increases associated with the various leases (ground rent, lighting and air rights) that are in place.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


Item 6.       Exhibits and Reports on Form 8-K.

       (a)    Exhibits

              27. Financial Data Schedule

        (b) Reports on Form 8K:

            No Reports of Form 8-K were filed during the three months ended March 31, 1998.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
------------------------------------------------------------------------------

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

                                  WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
                                                (Registrant)

                                    BY:   ONE INTERNATIONAL ASSOCIATES
                                          LIMITED PARTNERSHIP,
                                          ITS GENERAL PARTNER

                                    BY:   ONE INTERNATIONAL, INC.
                                          ITS GENERAL PARTNER

                                    BY:   /s/Michael L. Ashner
                                          --------------------
                                          Michael L. Ashner
                                          Chief Executive Officer

                                    BY:   /s/Edward V. Williams
                                          ---------------------
                                          Edward V. Williams
                                          Chief Financial Officer

DATED: May 14, 1998