Form 10QSB
period 1998-06-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1998-08-12
CIK 883424

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         ---            SECURITIES EXCHANGE ACT OF 1934

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

                 Delaware                                      04-3131735
      -------------------------------                 -------------------------
      (State or other jurisdiction of                 (I.R.S. Employer Id. No.)
      incorporation or organization)

  Five Cambridge Center, Cambridge, MA                           02142
      -------------------------------                 -------------------------
 (Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000
                                                          --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X         No ______
                                -------

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

Item 1.  Consolidated Financial Statements
(In Thousands, Except Unit Data)                            For the Three Month Period       For the Six Month Period
                                                                   Ended June 30                  Ended June 30
                                                                1998           1997            1998           1997
                                                                ----           ----            ----           ----
REVENUES:

      Rental income                                           $  3,032     $   2,845        $  6,047      $   5,695
      Operating expense and tax escalation
        reimbursements ...............................             141           145             281            222
      Interest income.................................              74           138             163            271
                                                              --------     ---------        --------       --------
          Total Revenues..............................           3,247         3,128           6,491          6,188
                                                              --------     ---------        --------       --------

EXPENSES:

      Repairs and maintenance.........................             195           164             394            351
      Utilities.......................................             273           262             585            539
      Payroll.........................................             149           146             297            293
      Security .......................................             111           104             208            198
      Lease costs and rental expense..................             234           214             456            462
      Insurance.......................................              41            36              82             72
      Real estate and other taxes.....................             460           349             911            801
      Management fees ................................             174           149             324            291
      General and administrative......................              86            77             157            185
      Advertising.....................................              37            38              71             62
      Cleaning........................................             147           136             285            266
      Interest expense................................           1,215         1,240           2,430          2,390
      Depreciation and amortization...................             778           658           1,497          1,420
                                                              --------     ---------        --------       --------
         Total Expenses...............................           3,900         3,573           7,697          7,330
                                                              --------     ---------        --------       --------
   Net Operating Loss.................................           (653)         (445)         (1,206)        (1,142)
      Gain due to refinancing.........................               -         1,895               -          1,895
                                                              --------     ---------        --------       --------

   Net Income (loss) before minority interest.........           (653)         1,450         (1,206)            753

   Minority interest in (income) loss.................              76         (180)             143           (92)
                                                              --------     ---------        --------       --------
   Net Income (loss)..................................       $   (577)     $   1,270        $(1,063)       $    661
                                                             =========     =========        ========       ========

   NET INCOME (LOSS) ALLOCATED TO

      GENERAL PARTNER.................................       $    (58)     $     127        $  (106)       $     66
                                                             =========     =========        ========       ========

   NET INCOME (LOSS) ALLOCATED TO

      INVESTOR LIMITED PARTNERS.......................       $   (519)     $   1,143        $  (957)       $    595
                                                             =========     =========        ========       ========

   Net Income (Loss) Per Investor

      Limited Partner Unit............................       $ (1,922)     $   4,233        $(3,544)       $  2,203
                                                             =========     =========        ========       ========

   Number of Investor Limited Partner

       Units Outstanding..............................             270           270             270            270
                                                             =========     =========        ========       ========


                 See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
FOR JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

ASSETS (Amounts in Thousands)

                                                                                  1998               1997
                                                                                (Unaudited)        (Audited)
                                                                                -----------        ---------
Building and improvements, net of accumulated
  depreciation of $12,843 and $12,240, respectively....................         $ 47,685          $ 47,675
Tenant receivables, net of allowance for doubtful accounts of
$20 and $20, respectively..............................................              326               327
Prepaid expenses and other assets......................................              167               263
Deferred rents receivable..............................................            4,359             4,254
Deferred costs, net....................................................            1,448             1,462
Cash and cash equivalents .............................................            1,576             2,708
Other restricted cash and cash equivalents ............................            5,528             5,671
                                                                                --------          --------

   TOTAL ASSETS........................................................         $ 61,089          $ 62,360
                                                                               =========          ========


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Permanent Loan.........................................................         $ 51,158          $ 51,158
Prepaid tenant rent....................................................              456               264
Accounts payable and accrued liabilities...............................            1,193               877
Security deposits......................................................              348               298
                                                                                --------          --------
   TOTAL LIABILITIES...................................................           53,155            52,597

Commitments

Minority interest......................................................              736               957
                                                                                --------          --------
Partners' capital (deficit):

General Partner........................................................          (4,193)           (4,082)
Limited Partners - 270 units issued and outstanding....................           11,391            12,888
                                                                                --------          --------
   TOTAL PARTNERS' CAPITAL.............................................            7,198             8,806
                                                                                --------          --------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL.............................        $  61,089          $ 62,360
                                                                               =========          ========


                 See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------


(Amounts in Thousands)

                                                           Limited           General
                                                           Partners          Partner                Total
                                                           --------          -------                -----
Balance, December 31, 1997.......................          $ 12,888           $(4,082)           $  8,806
Net income.......................................             (957)              (106)            (1,063)
Distributions....................................             (540)                (5)              (545)
                                                           --------          ---------            -------
Balance, June 30, 1998...........................          $ 11,391          $ (4,193)            $ 7,198
                                                           ========          =========            =======



Balance, December 31, 1996 ......................           $16,086           $(4,000)           $12,086
Distribution Payable.............................           (2,700)               (27)            (2,727)
Net Income.......................................               595                 66                661
                                                           --------          ---------            -------
Balance, June 30, 1997...........................          $13,981            $(3,961)            $10,020
                                                           ========          =========            =======


                 See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

(Amounts in Thousands)

                                                                                       1998             1997
                                                                                     --------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)....................................................            $ (1,063)     $      661
   Minority interest in income (loss)...................................                (143)             92
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization.....................................                1,497          1,420
      Bad debt recovery ................................................                    -            (5)
      Changes in operating assets and liabilities:
        Decrease in tenant and other receivables........................                    1            113
        Decrease in prepaid expenses and other assets...................                   96            120
        Increase in deferred rents receivable...........................               (105)             (382)
        Increase in accounts payable, accrued liabilities
          and security deposits.........................................                  366            542
        Decrease in due to affiliates...................................                    -           (56)
        Increase in prepaid tenant rent.................................                  192             71
        Decrease in accrued interest payable............................                    -        (1,615)
                                                                                    ---------     ----------
   Net cash provided by operating activities............................                  841            961
                                                                                    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in restricted cash and cash equivalents .........                  143        (4,409)
   Expenditures for building and improvements...........................              (1,337)          (327)
   Deferred costs.......................................................                (156)          (203)
                                                                                    ---------     ----------
   Net cash used in investing activities................................              (1,350)        (4,939)
                                                                                    ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions paid to partners.......................................                (545)              -
   Net withdrawals from mortgage escrow.................................                    -          1,379
   Distributions paid to minority partner...............................                 (78)          (174)
   Minority interest capital contributions received.....................                    -             61
                                                                                    ---------     ----------

   Net cash provided by financing activities............................                (623)          1,266
                                                                                    ---------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................              (1,132)       (2,712)

   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................                2,708          8,423
                                                                                    ---------     ----------

   CASH AND CASH EQUIVALENTS, END OF PERIOD.............................            $   1,576     $    5,711
                                                                                    =========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest...............................................            $   2,430     $    2,110
                                                                                    =========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Accrued distributions to partners....................................            $       -     $    2,727
                                                                                    =========     ==========
   Gain from refinancing (see note 5)...................................            $       -     $    1,895
                                                                                    =========     ==========
   Retirement of fully depreciated assets...............................            $   1,490     $        -
                                                                                    =========     ==========


                 See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       General

         The accompanying consolidated financial statements, footnotes and discussions of Winthrop Miami Associates Limited Partnership (the "Partnership") should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees are paid to an affiliate of the General Partner and are based on 5% of cash receipts. Fees of $324,000 and $291,000 were earned by affiliates during the periods ending June 30, 1998 and June 30, 1997, respectively.

         The Operating Partnerships owed an affiliate of the General Partner $59,000 and $47,000 at June 30, 1998 and June 30, 1997 respectively on the management fee.

3.       Sale of the Permanent Loan

         On May 28, 1997, AP Nations LLC, a related party, acquired the outstanding balance of the permanent loan together with contractual interest due of $14,357,938 from the FDIC for $47,000,000. The accrued interest was capitalized and consolidated with the principal balance into a single note (the "Consolidated Note"). The Consolidated Note was then restructured into two separate notes (the "First Note" and the "Subordinated Note"). The First Note of $40,000,000, which is held by Travelers Life Insurance Company, bears interest at Libor plus 180 basis points (7.47% at June 30, 1998) and is collateralized by the office tower and retail space. The first note was assigned to Travelers Life Insurance Company on May 30, 1997.

         The Subordinate Note in the amount of $11,157,938, which is held by AP Nations LLC, bears interest at 9.5% per annum plus 9.5% per annum on the outstanding principal balance on the First Note less the amount of interest due and payable with respect to the First Note. The Subordinate Note is collateralized by the general partnership interest in the operating partnerships.

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

         As a result of the restructuring, the operating partnerships recognized an extraordinary gain of approximately $1,845,000 for financial reporting purposes.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. In April 1998 the Operating Partnerships made a distribution of $545,000 to the Registrant and $78,000 to the minority partner. The Registrant used cash reserves to satisfy administrative and other expenses during the six months ended June 30, 1998. In addition, in April 1998 the Registrant distributed $545,000 to its partners.

         As of June 30, 1998, the Registrant had cash and cash equivalents of $1,576,000. The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, decreased $1,132,000 during the six months ended June 30, 1998, as compared to December 31, 1997. This decrease was due to $1,350,000 of cash used in investing activities and distributions of $632,000 which were partially offset by $841,000 in cash provided by operating activities. Cash used by investing activities consisted of $1,337,000 of additions to building and improvements and $156,000 of deferred leasing commissions paid, offset by a decrease in restricted cash of $143,000.

         On May 28, 1997, AP Nations LLC, a related party, acquired the outstanding balance of the permanent loan together with contractual interest due of $14,357,938 from the FDIC for $47,000,000. The accrued interest was capitalized and consolidated with the principal balance into a single note (the "Consolidated Note"). The Consolidated Note was then restructured into two separate notes (the "First Note" and the "Subordinated Note"). The First Note of $40,000,000, which is held by Travelers Life Insurance Company, bears interest at Libor plus 180 basis points (7.47% at June 30, 1998) and is collateralized by the office tower and retail space. The first note was assigned to Travelers Life Insurance Company on May 30, 1997.

         The Subordinate Note in the amount of $11,157,938, which is held by AP Nations LLC, bears interest at 9.5% per annum plus 9.5% per annum or the outstanding principal balance on the First Note less the amount of interest due and payable with respect to the First Note. The Subordinate Note is collateralized by the general partnership interest in the operating partnerships.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

         Liquidity and Capital Resources (continued)

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

         As a result of the restructuring, the operating partnerships recognized an extraordinary gain of approximately $1,845,000 for financial reporting purposes.

         The Registrant has invested and expects to continue to invest its unrestricted cash in money market instruments until required for operating purposes. The operating partnership had in capital improvement, real estate taxes and security deposit escrows at June 30, 1998, $3,789,000; $1,225,000; and $348,000 respectively, held by the mortgage lender. Restricted cash also includes a utility deposit of $166,000. Therefore, at June 30, 1998, the Registrant has total reserves of $5,528,000, which is expected to be sufficient to satisfy foreseeable working capital requirements.

         Results of Operations

         The Net Operating Loss before minority interest of the Partnership and Gain due to refinancing increased by $64,000 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997 as a result of a $367,000 increase in expenses which was partially offset by a $303,000 increase in revenues. The Net Operating Loss before minority interest of the Partnership and Gain due to refinancing increased by $208,000 for the three months ended June 30, 1998, as compared to 1997, as a result of a $327,000 increase in expenses which was partially offset by a $119,000 increase in revenues

         Revenues increased for the six months ended June 30, 1998, as compared to 1997, due to increases in rental income of $352,000 and operating expense reimbursements of $59,000, which was partially offset by a decrease in interest income of $108,000. Rental revenues increased due to an increase in rental rates from $22.92 per square foot to $23.15 per square foot and an increase in occupancy from 85% to 90%.

         Expenses for the six months ended June 30, 1998, as compared to 1997, increased due to increases in real estate taxes ($110,00), depreciation and amortization ($77,000), interest expense ($40,000), utilities ($46,000), repairs and maintenance ($43,000) and management fees ($33,000). Real estate taxes increased due to an abatement filed for and received for calendar 1997. Depreciation and amortization increased because of the new additions in 1998. Interest expense increased for financial reporting purposes as a result of the modification of the Permanent Loan. Prior to the modification, interest expense was reported using the effective interest method that resulted in a level yield interest rate of 8.64%. The accrual interest rate under the restated and amended loan is 9.5%. Utilities increased in 1998 due to occupancy and the decrease in tenant overtime reimbursements. Repairs and maintenance increased due to higher contract prices. All other expense items remain relatively constant for the comparative periods.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8K:

         No Reports of Form 8-K were filed during the three months ended June 30, 1998.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

SIGNATURES

--------------------------------------------------------------------------------

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

                                    (Registrant)

                                          BY:    ONE INTERNATIONAL ASSOCIATES
                                                 LIMITED PARTNERSHIP,
                                                 ITS GENERAL PARTNER

                                          BY:    ONE INTERNATIONAL, INC.
                                                 ITS GENERAL PARTNER

                                          BY:    /S/Michael L. Ashner
                                                 --------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                          BY:    /S/Edward V. Williams
                                                 --------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer

DATED: August 12, 1998