Form 10QSB
period 1998-09-30
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1998-11-13
CIK 883424

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                             --------   --------

                        Commission file number 33-45291
                                               --------

                 Winthrop Miami Associates Limited Partnership
                 ---------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                Delaware                                     04-3131735
      -------------------------------                -------------------------
      (State or other jurisdiction of                (I.R.S. Employer Id. No.)
      incorporation or organization)

     Five Cambridge Center, Cambridge, MA                     02142
    ---------------------------------------          ---------------------------
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

                                Yes     X       No
                                    -----------    ------------

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
PART I - FINANCIAL INFORMATION
------------------------------------------------------------------------------

Item 1.  Consolidated Financial Statements
(In Thousands, Except Unit Data)                            For the Three Month Period      For the Nine Month Period
                                                               Ended September 30,             Ended September 30,
                                                                1998           1997            1998           1997
                                                                ----           ----            ----           ----
REVENUES:

      Rental income                                          $   3,164     $   2,899        $  9,211     $    8,594
      Operating expense and tax escalation
        reimbursements ...............................             187           136             468            358
      Interest income.................................              71           100             234            371
                                                             ---------     ---------        --------     ----------
          Total Revenues..............................           3,422         3,135           9,913          9,323
                                                             ---------     ---------        --------     ----------

EXPENSES:
      Repairs and maintenance.........................             321           289           1,000            906
      Utilities.......................................             318           286             903            825
      Payroll.........................................             146           150             443            443
      Security .......................................             113            90             321            288
      Lease costs and rental expense..................             224           213             680            675
      Insurance.......................................              41            38             123            110
      Real estate and other taxes.....................             458           415           1,369          1,216
      Management fees ................................             171           142             495            433
      General and administrative......................              66            79             294            326
      Interest expense................................           1,215         1,215           3,645          3,605
      Depreciation and amortization...................             778           736           2,275          2,156
                                                             ---------     ---------        --------     ----------
         Total Expenses...............................           3,851         3,653          11,548         10,983
                                                             ---------     ---------        --------     ----------
   Net Operating Loss.................................            (429)         (518)         (1,635)        (1,660)
        Gain due to refinancing.......................              --            --              --          1,895
                                                             ---------     ---------        --------     ----------
   Net Income (loss) before minority interest.........            (429)         (518)         (1,635)           235

   Minority interest in (income) loss.................              50            52             193            (30)
                                                             ---------     ---------        --------     ----------
   Net Income (loss)..................................       $    (379)    $    (466)       $ (1,442)    $      205
                                                             ---------     ---------        --------     ----------

   NET INCOME (LOSS) ALLOCATED TO
      GENERAL PARTNER.................................       $     (39)    $     (47)       $   (145)    $       21
                                                            ==========     =========        ========     =========

   NET INCOME (LOSS) ALLOCATED TO
      INVESTOR LIMITED PARTNERS.......................       $    (340)    $    (419)       $ (1,297)    $      184
                                                            ==========     =========        ========     =========

   Net Income (Loss) Per Investor
      Limited Partner Unit............................       $  (1,259)    $  (1,554)       $ (4,804)    $      685
                                                            ==========     =========        ========     =========

   Number of Investor Limited Partner
       Units Outstanding..............................             270           270             270            270
                                                            ==========     =========        ========     =========

               See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
FOR SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
------------------------------------------------------------------------------

ASSETS (Amounts in Thousands)
------


                                                                                  1998               1997
                                                                                (Unaudited)        (Audited)
                                                                                -----------        ---------
Building and improvements, net of accumulated
    depreciation of $13,528 and $12,240, respectively..................       $   47,542        $   47,675
Tenant receivables, net of allowance for doubtful accounts of
    $20 and $20, respectively..........................................              124               327
Prepaid expenses and other assets......................................              139               263
Deferred rents receivable..............................................            4,421             4,254
Deferred costs, net....................................................            1,400             1,462
Cash and cash equivalents .............................................            1,983             2,708
Other restricted cash and cash equivalents ............................            5,761             5,671
                                                                              ----------        ----------

   TOTAL ASSETS........................................................       $   61,370        $   62,360
                                                                              ==========        ==========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Liabilities:
Permanent Loan.........................................................       $   51,158        $   51,158
Prepaid tenant rent....................................................              323               264
Accounts payable and accrued liabilities...............................            2,028               877
Security deposits......................................................              356               298
                                                                              ----------        ----------

   TOTAL LIABILITIES...................................................           53,865            52,597

Commitments

Minority interest......................................................              686               957
                                                                              ----------        ----------

Partners' capital (deficit):
General Partner........................................................           (4,232)           (4,082)
Limited Partners - 270 units issued and outstanding....................           11,051            12,888
                                                                              ----------        ----------

   TOTAL PARTNERS' CAPITAL.............................................            6,819             8,806
                                                                              ----------        ----------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL.............................       $   61,370        $   62,360
                                                                              ==========        ==========

               See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

(Amounts in Thousands)


                                                            Limited           General
                                                            Partners          Partner              Total
                                                            --------          -------              -----
Balance, December 31, 1997.......................          $ 12,888           $(4,082)           $  8,806
Net loss.........................................            (1,297)             (145)             (1,442)
Distributions....................................              (540)               (5)               (545)
                                                           ---------          --------           ---------

Balance, September 30, 1998......................          $ 11,051           $(4,232)           $  6,819
                                                           =========          ========           ========



Balance, December 31, 1996 ......................          $ 16,086           $(4,000)           $ 12,086
Distribution Payable.............................            (2,700)              (27)             (2,727)
Net Income.......................................               184                21                 205
                                                           --------           --------           --------

Balance, September 30, 1997......................          $ 13,570           $(4,006)           $  9,564
                                                           ========           ========           ========

               See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
------------------------------------------------------------------------------

(Amounts in Thousands)


                                                                                      1998             1997
                                                                                    --------         ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)....................................................            $  (1,442)        $  205
   Minority interest in income (loss)...................................                 (193)            30
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization.....................................                2,275          2,156
      Bad debt recovery ................................................                   --             (7)
      Changes in operating assets and liabilities:
        Decrease in tenant and other receivables........................                  203             83
        Decrease in prepaid expenses and other assets...................                  124            182
        Increase in deferred rents receivable...........................                 (167)          (490)
        Increase in accounts payable, accrued liabilities
          and security deposits.........................................                1,209            611
        Decrease in due to affiliates...................................                   --            (56)
        Increase in prepaid tenant rent.................................                   59            109
        Decrease in accrued interest payable............................                   --         (2,020)
                                                                                    ---------        --------

        Net cash provided by operating activities.......................                2,068            803
                                                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in restricted cash and cash equivalents ....................                  (90)        (4,278)
   Expenditures for building and improvements...........................               (1,879)          (576)
   Deferred costs.......................................................                 (201)          (275)
                                                                                    ---------        --------

        Net cash used in investing activities...........................               (2,170)        (5,129)
                                                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions paid to partners.......................................                 (545)        (2,727)
   Net withdrawals from mortgage escrow.................................                   --          1,447
   Distributions paid to minority partner...............................                  (78)          (174)
   Minority interest capital contributions received.....................                   --             61
                                                                                    ---------        -------

        Net cash provided by financing activities.......................                 (623)        (1,393)
                                                                                    ---------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................                 (725)        (5,719)


   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................                2,708          8,423
                                                                                    ---------        -------

   CASH AND CASH EQUIVALENTS, END OF PERIOD.............................            $   1,983        $ 2,704
                                                                                    =========        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest...............................................            $   3,645        $ 3,730
                                                                                    =========        =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

   Gain from refinancing (see note 5)...................................            $      --        $ 1,895
                                                                                    =========        =======
   Retirement of fully depreciated assets...............................            $   1,490        $    --
                                                                                    =========        =======

               See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

1.       General

         The accompanying consolidated financial statements, footnotes and discussions of Winthrop Miami Associates Limited Partnership (the "Partnership") should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on form 10-KSB for the year ended December 31, 1997.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees are paid to an affiliate of the General Partner and are based on 5% of cash receipts. Fees of $495,000 and $433,000 were earned by affiliates during the periods ending September 30, 1998 and September 30, 1997, respectively.

         The Operating Partnerships owed management fees to an affiliate of the General Partner $63,000 and $50,000 at September 30, 1998 and September 30, 1997 respectively.

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

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         This item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources
         -------------------------------

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

         In October 1998, the General Partner of the Registrant hired an unaffiliated third party broker to market for sale all of the Operating Partnership's property. The General Partner believes that, as a result of the recovery of the overall area economy, the property is well positioned for sale. There have been no offers made to date.

         The Registrant's primary source of revenue is distributions from the cash flow of the Operating Partnerships. In April 1998 the Operating Partnerships made aggregate distributions of $545,000 to the Registrant and $78,000 to the minority partner. The Registrant used cash reserves to satisfy administrative and other expenses during the nine months ended September 30, 1998. In addition, in April 1998 the Registrant distributed $545,000 to its partners ($2,000 per unit).

         As of September 30, 1998, the Registrant had cash and cash equivalents of $1,983,000. The Registrant's and the Operating Partnership's level of liquidity, on a consolidated basis, decreased $725,000 during the nine months ended September 30, 1998, as compared to December 31, 1997. This decrease was due to $2,170,000 of cash used in investing activities and distributions of $623,000 which were partially offset by $2,068,000 in cash provided by operating activities. Cash used by investing activities consisted of $1,879,000 of additions to building and improvements and $201,000 of deferred leasing commissions paid and $90,000 transferred to restricted cash.

         On May 28, 1997, AP Nations LLC, a related party, acquired the outstanding balance of the permanent loan together with contractual interest due of $14,357,938 from the FDIC for $47,000,000. The accrued interest was capitalized and consolidated with the principal balance into a single note (the "Consolidated Note"). The Consolidated Note was then restructured into two separate notes (the "First Note" and the "Subordinated Note"). The First Note of $40,000,000, which is held by Travelers Life Insurance Company, bears interest at Libor plus 180 basis points (7.44% at September 30, 1998) and is collateralized by the office tower and retail space. The first note was assigned to Travelers Life Insurance Company on May 30, 1997.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

------------------------------------------------------------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------------------

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

         The Registrant has invested and expects to continue to invest its unrestricted cash in money market instruments until required for operating purposes. The operating partnership had in capital improvement, real estate taxes and security deposit escrows at September 30, 1998, $3,533,000; $1,705,000; and $357,000
         respectively, held by the mortgage lender. Restricted cash also includes a utility deposit of $166,000. Therefore, at September 30, 1998, the Registrant has total reserves of $5,761,000, which is expected to be sufficient to satisfy foreseeable working capital requirements.

         Results of Operations
         ---------------------

         The Net Operating Loss before minority interest of the Operating Partnerships and Gain due to refinancing decreased by $25,000 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997 as a result of a $590,000 increase in revenues which was partially offset by a $565,000 increase in expenses. The Net Operating Loss before minority interest of the Partnership and Gain due to refinancing decreased by $89,000 for the three months ended September 30, 1998, as compared to 1997, as a result of a $287,000 increase in revenues which was partially offset by a $198,000 increase in expenses.

         Revenues increased for the nine months ended September 30, 1998, as compared to 1997, due to increases in rental income of $617,000 and operating expense reimbursements of $110,000, which was partially offset by a decrease in interest income of $137,000. Rental revenues increased due to an increase in rental rates from $23.17 per square foot to $24.24 per square foot and an increase in occupancy from 85% to 91%.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

------------------------------------------------------------------------------

         Results of Operation (continued)
         --------------------------------

         Expenses for the nine months ended September 30, 1998, as compared to 1997, increased due to increases in real estate taxes ($153,000), depreciation and amortization ($119,000), interest expense ($40,000), utilities ($78,000), repairs and maintenance ($94,000) and management fees ($62,000). Real estate taxes increased due to an abatement filed for and received for calendar 1997. Depreciation and amortization increased because of the new additions in 1998. Interest expense increased for financial reporting purposes as a result of the modification of the Permanent Loan. Prior to the modification, interest expense was reported using the effective interest method that resulted in a level yield interest rate of 8.64%. The accrual interest rate under the restated and amended loan is 9.5%. Utilities increased in 1998 due to occupancy and the decrease in tenant overtime reimbursements. Repairs and maintenance increased due to higher contract prices. Management fees went up due to higher rent collections. All other expense items remain relatively constant for the comparative periods.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8K:

         No Reports of Form 8-K were filed during the nine months ended September 30, 1998.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP

SIGNATURES
------------------------------------------------------------------------------

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

DATED: November 12, 1998