Form 10KSB
period 1998-12-31
WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
filed 1999-04-01
CIK 883424

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                                                            Commission File
For the fiscal year ended December 31, 1998                 Number  33-45291
                          -----------------

                 WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
       ----------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Registrant's revenues for its most recent fiscal year were $13,811,223.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I
                                    ------

Item 1.  Description of Business.
         -----------------------

Organization
------------

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

     In 1992, the Registrant sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 270 units of limited partnership interest (the "Units") at a purchase price of $100,000 per Unit. The business of the Registrant was investing as an 88% general partner in each of the Operating

Partnerships which, until March 4, 1999, owned interests in the Property.

     On March 4, 1999, the Operating Partnerships sold all of their assets to an unaffiliated third party for a purchase price of $72,833,000. After satisfaction of all closing costs and the indebtedness encumbering the assets, the net proceeds to the Operating Partnerships, after payment of all debt encumbering the Property (including the note due to an affiliate), were approximately $19,000,000. However, pursuant to the terms of the Agreement of Purchase and Sale, the Operating Partnerships agreed not to distribute to its partners $1,000,000 of the net sale proceeds (the "Holdback Amount") for a period of 18 months from the closing, which amount will be released if at such date the purchaser has not filed a written claim against the Operating Partnerships for breach of representation or warranty under the Agreement of Purchase and Sale. The Operating Partnerships distributed the net proceeds, other than the Holdback Amount, to its partners in March 1999 and the Partnership, in turn, distributed such amounts to its partners. See "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters" and See "Item 7, Financial Statements-Notes 5 and 9."

Employees
---------

     As of December 31, 1998, the Registrant did not have any employees. Services are generally performed for the Registrant by the General Partners and their affiliates and agents retained by them.

Property Management
-------------------

     Affiliates of the General Partner performed the day to day management services for the Property from the acquisition by the Operating Partnerships to the recent disposition. These services included preparation of operating budgets, collection of rents, repairs and maintenance, advertising, maintenance of records, maintenance of insurance and financial reporting. See
Item 12 "Certain Relationships and Related Party Transactions."

Partnership Agreement Amendment
-------------------------------

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

Item 2.  Description of Properties
         -------------------------

     As described in Item 1, Business, on March 4, 1999, the Operating Partnership's sold all of their assets.

Item 3.  Legal Proceedings.
         -----------------

     As of March 1, 1999, the Registrant is not a party, nor are the Operating Partnerships or any of their properties, subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters.
         -------------------

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

     The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 60 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Registrant's present or future ability to make distributions of cash flow. The Registrant, at the sole discretion of the General Partner, may retain all or any portion of the Registrant's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Registrant did not make any cash distributions in 1998. In 1997, the Registrant distributed $2,727,273 to its partners. In March 1999, a distribution of approximately $60,000 per limited partnership unit was made from the proceeds from the sale of Operating Partnership's assets. Upon a release of the reserves required to be held by the Operating Partnerships in connection with the sale of the Property, if any, an additional distribution will be made. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to Registrant's future distributions.

     As of March 15, 1999, there were 336 holders of 270 outstanding Units.

Item 6.  Management's Discussion and Analysis or Plan of
         -----------------------------------------------
         Operation.
         ---------

     On March 4, 1999, the Operating Partnerships sold all of their assets to an unaffiliated third party for a purchase price of $72,833,000. After satisfaction of all closing costs and the indebtedness encumbering the assets, the net proceeds to the Operating Partnerships, after payment of all debt encumbering the Property (including the note due to an affiliate), were approximately $19,000,000. However, pursuant to the terms of the Agreement of Purchase and Sale, the Operating Partnerships agreed not to distribute to its partners $1,000,000 of the net sale proceeds (the "Holdback Amount") for a period of 18 months from the closing, which amount will be released if at such date the purchaser has not filed a written claim against the Operating Partnerships for breach of representation or warranty under the Agreement of Purchase and Sale. The Operating Partnerships distributed the net proceeds, other than the Holdback Amount, to its partners in March 1999 and the Partnership, in turn, distributed such amounts to its partners. See "Item 5, Market for Registrant's Common Equity and Related Stockholder Matters" and See "Item 7, Financial Statements-Notes 5 and 9."

Results of Operations
---------------------

     Total revenue was increased by $1,302,000 for the year ended 1998, as compared to 1997, due to increases in rental income of $1,053,000 and escalation reimbursement of $433,000 partially offset by a decrease in interest income of $184,000. Rental income increased as a result of increased average occupancy, from 87% in 1997 to 91% in 1998, while average rental rates increased from $22.23 per square foot in 1997 to $24.24 per square foot in 1998.

     Expenses increased by $576,000 for the year ended December 31, 1998, as compared to 1997, primarily due to increases in depreciation and amortization of $224,000, management fees of $93,000, general and administrative of $93,000, real estate and other taxes of $68,000, repairs and maintenance of $45,000, and interest expense of $40,000. The increase in depreciation and amortization expense was due to expenditures for tenant improvements and leasing commissions made in connection with an increase in leasing activity. Management fees increased due to additional space being leased and the higher average rental rate. General and administrative expense increased due to the preliminary expenses involved in the sale of the property. Real estate taxes increased as a result of an increase in assessed value of the property. Repairs and maintenance increased due to preparation of property for sale. Interest expense increased for financial reporting purposes as a result of the modification of the permanent loan in 1997. All other expenses remained relatively constant.

Year 2000
---------

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     During the first half of 1998, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the General Partner and its affiliates, such custom programs are Year 2000 compliant.

     Following the completion of its assessment of the computer software and hardware, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999. Furthermore, as a result of the sale of the Operating Partnership's assets, it is expected that the Registrant will be dissolved in 1999. Accordingly, it not expected that any Year 2000 issues should effect the Registrant.

Item 7.  Financial Statements.
         --------------------

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                        Page

INDEPENDENT AUDITORS' REPORT                                             F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   DECEMBER 31, 1998 AND 1997:

   Consolidated Balance Sheets                                           F-2

   Consolidated Statements of Operations                                 F-3

   Consolidated Statements of Changes in Partners' Capital (Deficit)     F-4

   Consolidated Statements of Cash Flows                                 F-5

   Notes to Consolidated Financial Statements                        F-6 - F-13

SUPPLEMENTAL SCHEDULES FOR THE YEAR ENDED DECEMBER 31, 1998:

  Schedule II - Valuation and Qualifying Accounts                       F-14

  Schedule XII - Real Estate Owned and Rental Income                    F-15

INDEPENDENT AUDITORS' REPORT

To the Partners of
   Winthrop Miami Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of Winthrop Miami Associates Limited Partnership and Consolidated Entities (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years then ended. In connection with our audits of these consolidated financial statements, we have also audited the consolidated financial statement schedules of valuation and qualifying accounts and of real estate owned and rental income for the year ended December 31, 1998. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying financial statements for the year ended December 31, 1998 have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Operating Partnerships sold the property and the Partnership expects to dissolve within the next year.

Deloitte and Touche LLP
March 4, 1999
(March 18, 1999 as to the last paragraph of Note 9)

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


ASSETS                                                               1998                1997

BUILDING AND IMPROVEMENTS, Net of accumulated depreciation
   of $12,240,282 at December 31, 1997                           $       --          $ 47,674,588

ASSETS HELD FOR SALE                                               48,491,071                --

TENANT RECEIVABLES, Net of allowance for doubtful accounts
  of $19,884 in 1998 and 1997, respectively                           287,213             327,287

PREPAID EXPENSES AND OTHER ASSETS                                     231,793             262,906

DEFERRED RENTS RECEIVABLE                                           4,521,987           4,254,398

DEFERRED COSTS,  Net                                                1,374,807           1,462,078

CASH AND CASH EQUIVALENTS                                           2,312,769           2,707,906

RESTRICTED CASH AND CASH EQUIVALENTS                                4,132,190           5,670,743
                                                                 ------------        ------------

TOTAL ASSETS                                                     $ 61,351,830        $ 62,359,906
                                                                 ============        ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Loans payable                                                  $ 51,157,938        $ 51,157,938
  Prepaid tenant rent                                                 389,507             263,768
  Accounts payable and accrued liabilities                          1,010,423             877,460
  Security deposits                                                   402,711             297,621
                                                                 ------------        ------------

            Total liabilities                                      52,960,579          52,596,787
                                                                 ------------        ------------

COMMITMENTS

MINORITY INTEREST                                                     800,775             956,752
                                                                 ------------        ------------

PARTNERS' CAPITAL (DEFICIT):
  General partner                                                  (4,154,712)         (4,082,213)
  Limited partners - 270 units issued and outstanding              11,745,188          12,888,580
                                                                 ------------        ------------

            Total partners' capital                                 7,590,476           8,806,367
                                                                 ------------        ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $ 61,351,830        $ 62,359,906
                                                                 ============        ============




See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------


                                                                1998                1997

REVENUES:
  Rental income                                             $ 12,455,307        $ 11,402,754
  Operating expense and tax escalation reimbursements          1,059,885             627,132
  Interest income                                                296,031             479,103
                                                            ------------        ------------

            Total revenues                                    13,811,223          12,508,989
                                                            ------------        ------------

EXPENSES:
  Repairs and maintenance                                        771,126             726,088
  Utilities                                                    1,077,843           1,113,260
  Payroll                                                        659,518             651,453
  Security                                                       405,429             396,892
  Lease costs and rental expense                                 904,959             897,526
  Insurance                                                      171,103             149,245
  Real estate and other taxes                                  1,887,842           1,820,308
  Management fees                                                669,273             576,677
  General and administrative                                     334,967             249,657
  Advertising                                                    123,803             142,000
  Cleaning                                                       578,912             547,365
  Bad debt expense                                                14,830              15,480
  Miscellaneous                                                    4,655               5,333
  Interest expense                                             4,860,000           4,820,460
  Depreciation and amortization                                2,096,115           2,920,552
                                                            ------------        ------------

            Total expenses                                    14,560,375          15,032,296
                                                            ------------        ------------

LOSS BEFORE EXTRAORDINARY ITEM                                  (749,152)         (2,523,307)

EXTRAORDINARY GAIN DUE TO REFINANCING                               --             1,895,598
                                                            ------------        ------------

LOSS BEFORE MINORITY INTEREST                                   (749,152)           (627,709)

MINORITY INTEREST IN LOSS                                         78,716              75,057
                                                            ------------        ------------

NET LOSS                                                    $   (670,436)       $   (552,652)
                                                            ============        ============

NET LOSS ALLOCATED TO GENERAL PARTNER                       $    (67,044)       $    (55,265)
                                                            ============        ============

NET LOSS ALLOCATED TO INVESTOR LIMITED PARTNERS             $   (603,392)       $   (497,387)
                                                            ============        ============

NET LOSS PER INVESTOR LIMITED PARTNER UNIT                  $     (2,235)       $     (1,842)
                                                            ============        ============

NUMBER OF INVESTOR LIMITED PARTNER UNITS OUTSTANDING                 270                 270
                                                            ============        ============


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


                                 Limited            General
                                 Partners           Partner            Total

BALANCE, JANUARY 1, 1997       $ 16,085,967      $ (3,999,675)     $ 12,086,292

  Net loss                         (497,387)          (55,265)         (552,652)

  Distributions                  (2,700,000)          (27,273)       (2,727,273)
                               ------------      ------------      ------------

BALANCE, DECEMBER 31, 1997       12,888,580        (4,082,213)        8,806,367

  Net loss                         (603,392)          (67,044)         (670,436)

  Distributions                    (540,000)           (5,455)         (545,455)
                               ------------      ------------      ------------

BALANCE, DECEMBER 31, 1998     $ 11,745,188      $ (4,154,712)     $  7,590,476
                               ============      ============      ============


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                                                                 1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (670,436)       $  (552,652)
  Minority interest in loss                                                      (78,716)           (75,057)
  Adjustments to reconcile net loss to net cash provided by (used for)
    operating activities:
      Depreciation and amortization                                            2,096,115          2,920,552
      Bad debt expense                                                            14,830             15,480
      Extraordinary gain due to refinancing                                         --           (1,895,598)
      Changes in operating assets and liabilities:
        Tenant receivables                                                        40,074           (135,842)
        Prepaid expenses and other assets                                         31,113             28,545
        Deferred rents receivable                                               (267,589)          (434,270)
        Restricted cash and cash equivalents                                   1,538,553           (962,421)
        Accounts payable, accrued liabilities and security deposits              238,053            150,766
        Due to affiliates                                                           --              (55,968)
        Prepaid tenant rent                                                      125,739             39,126
        Accrued interest payable                                                    --             (124,531)
                                                                             -----------        -----------

            Net cash provided by (used for) operating activities               3,067,736         (1,081,870)
                                                                             -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for building improvements                                      (2,554,901)        (1,340,895)
  Expenditures for deferred costs                                               (285,257)          (452,329)
                                                                             -----------        -----------

            Net cash used for investing activities                            (2,840,158)        (1,793,224)
                                                                             -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Minority interest capital contributions received                                  --               60,958
  Distributions paid to partners                                                (545,455)        (2,727,273)
  Distributions paid to minority partner                                         (77,260)          (173,835)
                                                                             -----------        -----------

            Net cash used for financing activities                              (622,715)        (2,840,150)
                                                                             -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (395,137)        (5,715,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   2,707,906          8,423,150
                                                                             -----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 2,312,769        $ 2,707,906
                                                                             ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash paid for interest                                                     $ 4,860,000        $ 4,989,991
                                                                             ===========        ===========


See notes to consolidated financial statements.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


1.   ORGANIZATION

     Winthrop Miami Associates Limited Partnership (the "Investor Partnership"), a Delaware limited partnership, was organized on August 27, 1991 to own an interest in Miami Tower Associates Limited Partnership ("Miami Tower") and Miami Retail Associates Limited Partnership ("Miami Retail"), both Florida limited partnerships (the "Operating Partnerships"), and to serve as the managing general partner for the Operating Partnerships. On November 7, 1991, Miami Tower acquired a 37-story office tower (the "Office Tower") located in downtown Miami, Florida, consisting of 567,572 net rentable square feet of office space, acquired subject to an air rights lease and Miami Retail acquired a leasehold estate of 18,344 net rentable square feet of retail space (the "Retail Space") located on the ground floor in the same building as the Office Tower (the Retail Space together with the Office Tower (the "Property")).

     The purchase price paid for the Property was $44,000,000, excluding commissions, fees and other transaction costs. Additional acquisition costs of $3,175,818 were incurred and capitalized. C.P. Tower, Ltd. and C.P. Retail, Ltd. (the "Sellers"), two limited partnerships previously controlled by CenTrust Savings Bank (a failed savings and loan association under control of the Resolution Trust Corporation ("RTC") as receiver), provided the Operating Partnerships with a nonrecourse loan in the amount of $36,800,000 (the "Permanent Loan") which was refinanced in 1997, and the remaining balance of $7,200,000 was provided by the general partners of the Operating Partnerships.

     The general partners of the Operating Partnerships are the Investor Partnership, which holds an interest of approximately 87.6% in each of the Operating Partnerships, and Winthrop Financial Associates, a Limited Partnership ("WFA"), which holds approximately a direct 12.4% interest in each of the Operating Partnerships. The Investor Partnership and WFA are obligated to contribute, in the aggregate, $21,180,000 and $3,000,000, respectively, to the Operating Partnerships. Through December 31, 1998, the Investor Partnership and WFA had contributed $17,963,445 and $2,512,241, respectively.

     The general partner of the Investor Partnership is One International Associates Limited Partnership, a Delaware limited partnership (the "General Partner"). WFC Realty Co., Inc., a Massachusetts corporation, was the initial limited partner of the Investor Partnership (the "Initial Partner") and withdrew as a limited partner upon the first admission of investor limited partners.

     The Investor Partnership will terminate on December 31, 2041, or earlier upon the occurrence of certain events specified in the Investor Partnership Agreement. The Operating Partnerships will terminate on December 31, 2040, or earlier upon the occurrence of certain events specified in the Operating Partnerships' Agreements.

     The Investor Partnership offered 270 units of limited partnership interests at $100,000 per unit pursuant to a registration filed on Form S-11 (the "Offering"). Limited partners were first admitted during July 1992, and all 270 units offered were sold as of December 31, 1992.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting - The accompanying consolidated financial statements have been prepared using the accrual basis of accounting in accordance with generally accepted accounting principles. The accompanying consolidated balance sheets as of December 31, 1998 and 1997 reflected the financial position of the Investor Partnership consolidated with the Operating Partnerships. WFA's ownership interest in the Operating Partnerships has been reflected as a minority interest in the accompanying consolidated balance sheets, statements of operations and statements of cash flows. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Building and Improvements - The Operating Partnerships provided for depreciation of buildings and improvements using the straight-line method over a 35-year recovery period. Tenant improvements were amortized over the terms of the lease.

     Cash Equivalents - For consolidated financial statement purposes, the Investor Partnership considers investments with original purchased maturities of three months or less to be cash equivalents.

     Deferred Costs - Financing costs and lease commissions are capitalized and amortized using the straight-line method over the term of the related agreements.

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

     Fair Value of Financial Instruments - The accompanying consolidated balance sheets contain certain trade receivables and payables and the loans payable, which are considered financial instruments within the context of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Management believes that the carrying value of tenant and other receivables, payables and long-term debt approximates fair value at December 31, 1998 and 1997.

     As discussed in Note 5, the Operating Partnerships are a party to and are protected by an interest rate cap agreement which limits the impact of increases in interest rates on its floating rate debt. The carrying amount and fair value of this agreement is disclosed in Note 5.

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

3.   DEFERRED COSTS

     The following is a summary of deferred costs at December 31:


                             Amortization
                                Period            1998              1997

Lease commissions              Various        $ 1,982,416       $ 2,709,707
Lease - legal                  Various            297,433            21,270
                                              -----------       -----------

                                                2,279,849         2,730,977

Less accumulated amortization                    (905,042)       (1,268,899)
                                              -----------       -----------

                                              $ 1,374,807       $ 1,462,078
                                              ===========       ===========

4.   BUILDING AND IMPROVEMENTS

     Building and improvements are stated at cost. At December 31, building and improvements consisted of the following:


                               Depreciation/
                               Amortization
                                  Period             1998               1997

Building                         35 Years             $  -       $ 45,766,453
Improvements                     35 Years                -          3,654,682
Tenant improvements             Lease term               -         10,493,735
                                                      ----         ----------

                                                         -         59,914,870

Less accumulated depreciation                            -        (12,240,282)
                                                      ----        -----------

                                                      $  -       $ 47,674,588
                                                      ====       ============

     On September 8, 1998, the property was made available for sale. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the net building and improvements balance was reclassified to assets held for sale. As an asset held for sale, the asset is being carried at the lower of cost or net realizable value. As of September 8, 1998, depreciation is no longer being recognized for the building and improvements.

5.   LOANS PAYABLE

     On November 7, 1991, the Operating Partnerships obtained the Permanent Loan in the amount of $36,800,000 from the Sellers. On that date, the Sellers assigned all of their rights, title and interests in the Permanent Loan to the RTC which was subsequently assigned to the Federal Deposit Insurance Corporation ("FDIC"). The Permanent Loan was secured by a mortgage on the Property, an assignment of rents and leases with respect to the Property, a security interest in certain personal property, and secured interests in all escrow accounts required to be established by the Operating Partnerships.

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

     On May 28, 1997, AP Nations LLC ("AP Nations"), a related party, acquired the outstanding balance of the Permanent Loan, together with contractual interest due of $14,357,938, from the FDIC for $47,000,000. AP Nations then entered into an agreement with the Operating Partnerships whereby the interest due was rolled into a separate note, referred to as the Capitalized Interest Note. Under this agreement, the combined balance of the Permanent Loan and the Capitalized Interest Note were subsequently consolidated into a single note, referred to as the Consolidation Note. The terms and conditions of the Capitalized Interest Note and the Consolidation Note were identical to those contained in the Permanent Loan. As a result of the restructuring, the Operating Partnerships recognized an extraordinary gain of approximately $1,895,000 for financial reporting purposes, representing amounts previously recorded under generally accepted accounting principles to reflect the effective interest on the Permanent Loan. The extraordinary gain per investor limited partner unit was $6,148, after approximately $235,000 was allocated to the General Partner.

     This agreement further called for the Consolidation Note to be restructured into two separate notes, the First Note and the Subordinate Note. The First Note, in the amount of $40,000,000, was amended and restated to change or remove certain of the conditions and debt covenants which were contained in the Consolidation Note. Most notably, the interest rate was changed from the current rate of 10% to a rate per annum equal to LIBOR plus 180 basis points (7.35% at December 31, 1998) and the debt covenant which required the guarantor, WFA, to maintain a minimum net worth of $10,000,000 was removed. The First Note is collateralized by the Office Tower and the Retail Space.

     The Subordinate Note in the amount of $11,157,938 was also restated and amended. The most significant change to the Subordinate Note was to change the interest rate from the current rate of 10% to a calculation based on the outstanding balance of the Subordinate Note plus accrued interest at a rate of 9.5% per annum plus the outstanding principal balance on the First Note at 9.5% per annum less the amount of the interest due and payable with respect to the First Note. In addition to this change, the restatement and amendment of the Subordinate Note released the mortgage lien on the Property as security for the Subordinate Note, surrogating that right solely to the First Note. The Subordinate Note is collateralized by the general partnership interest in the Operating Partnerships.

     The result of the restatement and amendment of these notes changed the combined effective interest rate on the entire principal balance of these notes to a rate of 9.5%.

     In connection with the restatement and amendment of these notes, the subordinate loan holder has also been required to enter into an interest rate protection agreement in order to provide the Operating Partnerships with a readily available source of funds in the event that the adjustable rate of interest under the First Note should exceed an amount equal to 9.5% per annum. The interest rate protection agreement requires premium payments to a counterparty based upon a notional principal amount of $40,000,000. The effective date of this agreement was July 1, 1997 with a scheduled maturity date of June 1, 2001. At December 31, 1998, the carrying amount and fair market value of the loan payable are approximately the same.

     The First Note and the Subordinate Note both contain provisions that are relevant to the structure and operations of the Operating Partnership. During the term of the Notes, WFA and/or its affiliates are required to be an operating general partner and must retain total management and operating control of the Operating Partnerships and any affiliate of the Operating Partnerships that is the manager of the Property. Also, the Operating Partnerships and the Maker of the notes cannot be considered, in any event, partners and they cannot be involved in a joint venture together. If these conditions are not satisfied, all amounts due under the First Note and the Subordinate Note may become currently due.

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

     Subsequent to the restatement and amendment, on May 30, 1997, the First Note was assigned to the Travelers Insurance Company. The Operating Partnerships were required to deposit in an escrow account that is maintained by Travelers $6,071,942; $920,964 of which was deposited in the Capital Reserve and $5,150,978 of which was deposited in the Leasing Reserve. As of December 31, 1998, the balance in these escrow accounts is $3,965,925. Such balances are included in restricted cash and cash equivalents on the consolidated balance sheets.

     In connection with the sale disclosed in Note 9, the First Note and the Subordinate Note were satisfied without giving effect to the modifications made in 1997.

6.   LEASES

     Leasing Operations - The Property's operations consist primarily of leasing office and retail space to various tenants under a variety of terms, including escalation provisions, renewal options, and obligations of the tenants to reimburse operating expenses and pay additional rents. The aggregate future minimum lease payments receivable under existing leases at December 31, 1998 are as follows:


          1999                                              $11,217,435
          2000                                               11,532,956
          2001                                               10,691,357
          2002                                                9,453,217
          2003                                                7,610,777
          Thereafter                                         26,148,726
                                                            -----------

                                                            $76,654,468
                                                            ===========

     Future minimum rentals do not include contingent rentals that may be received on certain leases due to increases in operating costs.

     As of December 31, 1998, two tenants accounted for approximately 62% and 6%, respectively, of the deferred rents receivable balance. As of December 31, 1997, two tenants accounted for approximately 65% and 8%, respectively, of the deferred rents receivable balance.

     Two tenants accounted for, in the aggregate, approximately 37% and 38%, respectively, of the Operating Partnerships' rental income for the years ended December 31, 1998 and 1997.

     Retail Space and Air Rights Leases - The Operating Partnerships have assumed the retail space and air rights leases with the City of Miami as follows:

         Retail Space - The leased area includes 18,344 net rentable square feet of retail space located on the ground floor of the building. The lease expires on July 1, 2015 but provides for two renewal periods: the first for thirty years and the second for an additional twenty-five years. Rent is $17.50 per square foot, payable in monthly installments in advance, and may be adjusted annually by 70% of the change in the Consumer Price Index. The annual rent expense under the retail space lease for the years ended December 31, 1998 and 1997 was approximately $438,000 and $423,000, respectively. Pursuant to the terms of the retail lease, Miami Retail is responsible for all taxes, utilities and normal repairs and maintenance costs associated with the retail space. Miami Retail is reimbursed by the City of Miami for common area maintenance costs.

         Air Rights Lease - The leased area includes air rights above the city-owned parking garage on top of which the Office Tower is situated. The lease expires on July 1, 2015 but provides for two renewal periods: the first for thirty years and the second for an additional twenty-five years. Pursuant to the terms of the air rights lease, annual rent must be paid to the City of Miami on a monthly basis in an amount which is calculated based on fixed amounts adjusted annually based on the Consumer Price Index. The annual rent expense for the years ended December 31, 1998 and 1997 under the air rights lease was approximately $398,000 and $387,000, respectively, with respect to the Office Tower.

     In addition, Miami Tower is required to use its best efforts to cause a majority of the Office Tower to be used for purposes related directly or indirectly to international banking, law, finance, insurance, transportation, communications, government, technology, trade, tourism, import and export business and other international business and activity ("Trade Purpose"). If Miami Tower is unsuccessful in satisfying this requirement, the City of Miami has the right: (a) under certain circumstances, to lease, on behalf of Miami Tower portions of the Office Tower for the Trade Purposes; and (b) to increase the rent payable by Miami Tower with respect to the Office Tower.

     The aggregate future minimum payments due under the existing retail space and air rights leases, exclusive of Consumer Price Index increases, as of December 31, 1998 are as follows:

          1999                                              $   799,000
          2000                                                  799,000
          2001                                                  799,000
          2002                                                  799,000
          2003                                                  799,000
          Thereafter                                          9,588,000
                                                            -----------

                                                            $13,583,000
                                                            ===========

7.   TRANSACTIONS WITH AFFILIATES

     The General Partner and its affiliates received fees for various services provided to the Operating Partnerships paid out of operations as follows:

     Management and leasing fees are paid to an affiliate of the General Partner and are based on 6% of cash receipts. Management and leasing fees paid or payable to affiliates totaled $733,887 and $692,011 for the years ended December 31, 1998 and 1997, respectively.

8.   TAXABLE LOSS

                                                                             1998             1997

Net loss for financial reporting purposes                                $(1,588,411)      $  (552,652)
Minority interest                                                           (208,741)          (75,057)
Plus (less):
  Tax basis depreciation less than depreciation for
    financial reporting purposes                                           1,128,940           997,158
  Revenues recognized for tax reporting purposes
    but not for financial reporting purposes                              (2,155,384)       (2,911,586)
  Amortization expense currently recognized for
    tax reporting purposes but not for financial reporting purposes          (18,153)         (129,248)
  Bad debt expense and other revenue write-offs
    recognized for financial reporting purposes but not for
    tax reporting purposes                                                      --              (6,743)
  Interest expense recognized for tax purposes in excess of
    interest expense for financial reporting purposes                           --          (2,782,528)
  Lower tier losses consolidated for reporting purposes                    1,450,451         2,872,980
                                                                         -----------       -----------

Consolidated loss for federal income tax reporting purposes              $(1,391,298)      $(2,587,676)
                                                                         ===========       ===========



     The Partners' capital account balances for federal income tax purposes were $2,015,425 and $6,025,356 as of December 31, 1998 and 1997,
     respectively.

9.   SUBSEQUENT EVENTS

     On March 4, 1999, the Operating Partnerships sold the property for $72,833,000, excluding commissions, fees and other transaction costs of $3,373,000. At the time of the sale, the net book value of the building and improvements was approximately $47,443,000. The write-off of certain deferred rents received and deferred costs was $5,897,000. The net gain realized on the sale was $16,120,000.

     As a consequence of the sale, the Partnership expects to dissolve within the next year.

     On March 18, 1999, the Partnership made a distribution of $16,200,000 to the Limited Partners, and $152,525 to the General Partner.

                                   * * * * * *

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 1998
--------------------------------------------------------------------------------

                                                         Additions
                                           Balance,     Charged to     Charged to                         Balance,
                                           Beginning     Costs and        Other                            End of
              Description                   of Year      Expenses      Accounts (A)    Deductions (B)       Year

Allowance for doubtful accounts:
   1997                                    $ 26,627      $ 15,480       $ 4,500          $ 26,723         $ 19,884
   1998                                      19,884        14,830             -            14,830           19,884


(A) Rental income, operating expense and tax escalation income, and sales tax recovery.
(B) Bad debt write-offs.

WINTHROP MIAMI ASSOCIATES LIMITED PARTNERSHIP
AND CONSOLIDATED ENTITIES

SCHEDULE XII - REAL ESTATE OWNED AND RENTAL INCOME
DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                              Part 1 - Real Estate Owned at End of Year
                                      -------------------------------------------------------------------------------------------
                                                              Initial                            Amount at Which       Reserve
                                                              Cost to           Cost of          Carried at Close        for
Classification of Property            Encumbrances (A)        Company         Improvements        of Year (B)(C)     Depreciation

Commercial office property             $ 40,000,000        $ 44,000,000       $ 17,745,484         $ 61,745,484      $ 14,302,413
                                      ==============       ============       ============         ============      ============

(A) See Note 5 to consolidated financial statements for information regarding the terms of the various encumbrances.
(B) The aggregate cost of the property for federal income tax purposes was $53,226,920 at December 31, 1998.
(C) Reconciliation of costs:


        Balance as of December 31, 1997                    $ 59,914,870
        Improvements                                          2,554,901
        Disposals                                              (724,287)
                                                           ------------

        Balance as of December 31, 1998                    $ 61,745,484
                                                           ============

                                                                        Part 2 - Rental Income
                                       ---------------------------------------------------------------------------------------------

                                                           Total Rental                             Expended          Net Loss
                                          Rents Due and       Income                              for Interest,     Applicable to
                                           Accrued at       Applicable            Other           Taxes, Repairs     Year Before
Classification of Property                 End of Year        to Year            Income            and Expenses    Minority Interest

Commercial office property                 $ 287,213       $ 12,455,307        $ 1,355,916         $ 15,608,375      $ (1,797,152)
                                           ==========      ============        ===========         ============      ============

Item 8.  Changes in and Disagreements on Accounting and
         ----------------------------------------------
         Financial Disclosure.
         --------------------

None.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        --------------------------------------

     Neither the Registrant nor its general partner, One International Associates L.P. (the "General Partner"), have directors or officers. The general partner and sole limited partner of the General Partner are One International, Inc. and WFA, respectively. One International, Inc. manages and controls substantially all of the General Partner's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of One International, Inc. and the position held by each of them, are as follows:

                                                      Has Served as
                           Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   -------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

     Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

     Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 10. Executive Compensation.
         ----------------------

     Registrant is not required to and did not pay any compensation to the officers or directors of the general partner of the General Partner. The general partner of the General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners And Management.
         --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners.
          -----------------------------------------------

     The General Partner owns all the outstanding general partnership interests in the Registrant. In addition, an unrelated third party, Norwest Bank Minnesota, N.A., Norwest Corporation Pension Plan owns 31.5 Units which comprises an approximate 10.5% limited partnership interest in the Registrant. No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1999.

     (b)  Security Ownership of Management.
          --------------------------------

     None of the officers, directors or general partners of the General Partner or its affiliates beneficially own any Units.

     (c)  Changes in Control.
          ------------------

     There exists no arrangements known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

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

     The following table sets forth the amounts of fees, commissions and cash distributions which the Registrant and the Operating Partnerships accrued for the account of the General Partner, WFA and their affiliates for the years ended December 31, 1998 and 1997:


Recipient              Type of Compensation           1998           1997
---------              --------------------           ----           ----

Winthrop Management    Property Management and        $692,011       $663,189
                          Leasing Fees
WFA (or affiliates)    Legal Fees                     $     --       $     --

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

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

(a)  Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                  SIGNATURES
                                  ----------

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

                         WINTHROP MIAMI ASSOCIATES LIMITED
                         PARTNERSHIP

                         By:  One International Associates, L.P.,
                              its sole General Partner

                              By:  One International, Inc.
                                   its sole General Partner

                                   By: /s/ Michael L. Ashner
                                      ----------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer

                              Date: March 31, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date
--------------          -----                     ----

/s/ Michael L. Ashner   Chief Executive           March 31, 1999
---------------------   Officer and Director
Michael L. Ashner

/s/ Thomas Staples      Chief Financial Officer   March 31, 1999
---------------------
Thomas Staples

                               Index to Exhibits
                               -----------------

Exhibit
Number            Document
------            --------

3,4 Amended and Restated Limited Partnership Agreement of Winthrop Miami Associates Limited Partnership (incorporated by reference to Exhibit A to the Prospectus)

         Amended and Restated Limited Partnership Agreement of Miami Tower Associates Limited Partnership (incorporated by referenced to Exhibit B to the Prospectus)

         Amended and Restated Limited Partnership Agreement of Miami Retail Associates Limited Partnership (incorporated by reference to Exhibit C to the Prospectus)

         Amendment to Amended and Restated Partnership Agreement of Winthrop Miami Associates Limited Partnership dated August 23, 1995 (incorporated by reference to Registrant's Current Report on Form 8-K filed September 5, 1995)

4a Note dated November 7, 1991 made by Miami Retail Associates Limited Partnership and Miami Tower Associates Limited Partnership, collectively as maker, for the benefit of C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as payee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993 (Commission File No. 33-45291))

4b Mortgage dated November 7, 1991 made by Miami Tower Associates Limited Partnership and Miami Retail Associates Limited Partnership, collectively as mortgagor, to C.P. Tower, Ltd. and C.P. Retail, Ltd., collectively as mortgagee (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31, 1993)

4c Escrow Agreement dated November 7, 1991 among Miami Tower Associates Limited Partnership, Miami Retail Associates Limited Partnership, C.P. Tower, Ltd., C.P. Retail, Ltd. and Bankers Trust Company (incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992 and filed on March 31,
         1993)

8 Tax Opinion of Morgan, Lewis and Bockius (incorporated by reference to Exhibit D to the Prospectus)

10. Agreement of Purchase and Sale, among Miami Retail Associates Limited Partnership and Miami Tower Associates Limited Partnership and National Office Partners Limited Partnership, dated December 31, 1998 (incorporated by reference to Registrant's Current Report on Form 8-K filed March 9, 1999)

16. Letter dated October 10, 1996 from KPMG Peat Marwick LLP. (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 4, 1996)

27.      Financial Data Schedule